Form 10-Q
period 1995-06-30
VENETIAN PARK ASSOCIATES LTD
filed 1995-08-11
CIK 745345

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                  Quarterly report pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934


For Quarter Ended                                                Commission File
  June 30, 1995                                                    No. 0-11980


                           VENETIAN PARK ASSOCIATES
            (Exact name of registrant as specified in its charter)


         California                                             95-3887496
(State or Other Jurisdiction                                  (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


                        3250 Ocean Park Blvd., Ste.380
                            Santa Monica, CA 90405
              (Address of principal executive offices, zip code)


             Registrant's telephone number, including area code:
                               (310) 450-6866


                             ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X    No     .
                                                   -----     ----

                      PART I.  FINANCIAL INFORMATION

                      VENETIAN PARK ASSOCIATES, LTD.
                    (A California Limited Partnership)

                             BALANCE SHEETS

                                 ASSETS

                                                             JUNE 30,      DECEMBER 31,
                                                               1995            1994
                                                            ----------     ------------
CURRENT ASSETS:

    Cash                                                    $  104,533      $  139,074
    Tenant Rents Receivable                                      6,126           6,126
    Tenants Security Deposits                                   77,996          83,987
    Prepaid Expenses                                             7,826          22,657
                                                            ----------      ----------
      TOTAL CURRENT ASSETS                                     196,481         251,844
                                                            ----------      ----------
RESTRICTED DEPOSITS & FUNDED RESERVES:

    Mortgage Impound                                            79,014          61,258
    Reserve for Replacement                                    125,790         113,204
                                                            ----------      ----------
      TOTAL RESTRICTED DEPOSITS & RESERVES                     204,804         174,462
                                                            ----------      ----------
Net Fixed Assets                                             7,542,549       7,683,189
                                                            ----------      ----------
OTHER ASSETS:

    Prepaid Loan Fees                                           21,152          21,628
    Deposits                                                     3,675           8,571
                                                            ----------      ----------
      TOTAL OTHER ASSETS                                        24,827          30,199
                                                            ----------      ----------
TOTAL ASSETS                                                $7,968,661      $8,139,694
                                                            ==========      ==========

The accompanying notes are an intergral part of these Financial Statements.

                       VENETIAN PARK ASSOCIATES, LTD.
                     (A California Limited Partnership)

                               BALANCE SHEETS

                      LIABILITIES AND PARTNERS' EQUITY

                                                             JUNE 30,      DECEMBER 31,
                                                               1995            1994
                                                            ----------     ------------
CURRENT LIABILITIES:

    Accounts Payable & Accrued Expenses                     $   53,520      $   54,280
    Accrued Interest                                            36,152          37,923
    Tenants Prepaid Rents                                        3,548           4,980
    Tenants Security Deposits                                   77,977          76,177
    Current Portion of Long Term Debt                           99,464          99,464
                                                            ----------      ----------
      TOTAL CURRENT LIABILITIES                                270,661         272,824
                                                            ----------      ----------

OTHER LIABILITIES:

    Mortgage Payable -- 1st Trust Deed                       5,613,026       5,663,587
                                                            ----------      ----------
      TOTAL OTHER LIABILITIES                                5,613,026       5,663,587
                                                            ----------      ----------
Partners Equity                                              2,084,974       2,203,283
                                                            ----------      ----------
TOTAL LIABILITIES AND PARTNERS EQUITY                       $7,968,661      $8,139,694
                                                            ==========      ==========

The accompanying notes are an intergral part of these Financial Statements.

                        VENETIAN PARK ASSOCIATES, LTD.
                      (A California Limited Partnership)

                           STATEMENTS OF OPERATIONS


                                                            THREE MONTHS             THREE MONTHS
                                                                ENDED                   ENDED
                                                               JUNE 30,                JUNE 30,
                                                                1995                     1994
                                                            ------------             ------------
Operating Revenue:

    Rental Income                                             $369,167                 $377,481
    Other Rental and Interest Income                            23,948                   21,701
                                                              --------                 --------
        TOTAL OPERATING REVENUE                                393,115                  399,182
                                                              --------                 --------
Operating Expenses:

    Repair and Maintenance                                      64,082                   53,875
    Utilities                                                   46,255                   37,501
    Managers Salaries                                           47,745                   39,036
    Management Fees                                             19,656                   19,929
    General and Administrative                                  34,644                   28,836
    Real Property Taxes and Insurance                           31,247                   32,280
    Financial Expenses                                         115,387                  118,701
    Depreciation                                                70,320                   70,280
    Amortization                                                   238                      237
                                                              --------                 --------
        TOTAL OPERATING EXPENSES                               429,574                  400,675
                                                              --------                 --------
NET INCOME (LOSS) FROM OPERATIONS                             $(36,459)                $ (1,493)
                                                              ========                 ========


The accompanying notes are an intergral part of these Financial Statements.

                        VENETIAN PARK ASSOCIATES, LTD.
                      (A California Limited Partnership)

                           STATEMENTS OF OPERATIONS


                                                             SIX MONTHS              SIX MONTHS
                                                                ENDED                   ENDED
                                                              JUNE 30,                JUNE 30,
                                                                1995                    1994
                                                             ----------              ----------
Operating Revenue:

    Rental Income                                            $ 730,043                $766,049
    Other Rental and Interest Income                            44,579                  41,252
                                                             ---------                --------
        TOTAL OPERATING REVENUE                                774,622                 807,301
                                                             ---------                --------

Operating Expenses:

    Repair and Maintenance                                     136,379                 108,626
    Utilities                                                   90,476                  80,265
    Managers Salaries                                           91,341                  74,953
    Management Fees                                             38,719                  40,323
    General and Administrative                                 101,314                  77,173
    Real Property Taxes and Insurance                           62,495                  64,399
    Financial Expenses                                         231,091                 238,034
    Depreciation                                               140,640                 140,560
    Amortization                                                   476                     476
                                                             ---------                --------
        TOTAL OPERATING EXPENSES                               892,931                 824,809
                                                             ---------                --------
NET INCOME (LOSS) FROM OPERATIONS                            $(118,309)               $(17,508)
                                                             =========                ========


The accompanying notes are an intergral part of these Financial Statements.

                        VENETIAN PARK ASSOCIATES, LTD.
                      (A California Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                                                             SIX MONTHS              SIX MONTHS
                                                               ENDED                   ENDED
                                                              JUNE 30,                JUNE 30,
                                                                1995                    1994
                                                             ----------              ----------
Cash flows from operating activities: Net Income/(Loss)      $(118,309)               $(17,508)
                                                             ---------                --------
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:

    Depreciation and amortization                              141,116                 141,036
    Change in assets -- (increase) decrease:
      Tenant rents receivable                                        0                       0
      Tenants security deposits                                  5,991                  11,013
      Prepaid expenses                                          14,831                       0
      Restricted deposits and reserves                         (30,342)                 24,336
      Deposits                                                   4,896                  (4,509)
    Change in liabilities -- increase (decrease):
      Accounts payable and accrued expenses                     (2,531)                  7,288
      Tenants prepaid rents                                     (1,432)                  2,601
      Tenants security deposit payable                           1,800                  (1,475)
                                                             ---------                --------
                        Total adjustments                      134,329                 180,290
                                                             ---------                --------
Net cash flow provided by (used in) operating activities:       16,020                 162,782
                                                             ---------                --------
Cash flow from financing activities:
  Principal reduction of long-term debt                        (50,561)                (45,200)
  Capital distributions to partners                                  0                  (2,075)
                                                             ---------                --------
Net cash used by financing activities                          (50,561)                (47,275)
                                                             ---------                --------
Net increase (decrease) in cash                                (34,541)                115,507
Cash at beginning of Period                                    139,074                  71,869
                                                             ---------                --------
Cash at end of Period                                        $ 104,533                $187,376
                                                             =========                ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
      Interest expense                                       $ 218,192                $223,553
        State franchise tax                                        800                     800


The accompanying notes are an intergral part of these Financial Statements.

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                          STATEMENT OF PARTNER'S EQUITY

                                                              SIX MONTHS
                                                                ENDED
                                                               JUNE 30,
                                                                 1995
                                                              ----------
    Balance at January 1, 1995                                $2,203,283
    Net income (loss)                                           (118,309)
    Cash Distributions                                                 0
                                                              ----------
      BALANCE AT JUNE 30, 1995                                $2,084,974
                                                              ==========


The accompanying notes are an intergral part of these Financial Statements.

                         VENETIAN PARK ASSOCIATES, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1995

   1)  BASIS OF PRESENTATION
       ---------------------

       See the Form 10-K for the Year Ended December 31, 1994 for appropriate disclosure to the Financial Statements. The Financial statements included in the 10-Q omit substantially all disclosures.

   2)  ADJUSTING ENTRIES
       -----------------

       All adjustments which are necessary for a fair presentation of the Financial Statements have been made to the Financial Statements presented. All such adjustments are of a normal recurring nature.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

GENERAL

     Operating income for the first half of this year was $774,622 vs. $807,301 during the first half of 1994, a decline of $32,679 due primarily to higher vacancies and continuing delinquency losses. During the first six months of this year, the property sustained a negative cash flow of $118,309 vs. a negative cash flow of $17,508 during the first six months of 1994, a difference of $100,801.

     Vacancy losses increased by $6,987 or 7.63% ($98,541 this year through June 30th vs. $91,554 through the same date last year). Delinquent account collections were disappointing as many former tenants, now jobless, have left the area. Net delinquency losses this year through June 30th were $16,966 more than those sustained during the first half of last year. The Partnership's collection agent will, of course, continue to pursue theses accounts.

     Operating expenses and replacements were $892,931 during this year's first half vs. $824,809 during the corresponding period last year, an increase of $68,122.

     Cash in the bank as of June 30, 1995, was $182,529 including $77,996 in refundable tenants' security deposits vs. $270,495 at the same time last year, a decline of $87,966. The Property's FHA replacement reserve account as of June 30, 1995, was $125,790 vs. $113,204 at the same time the year before, an increase of $12,586.

LIQUIDITY AND CAPITAL RESOURCES

     There were no cash distributed in June, 1995 to the limited partners per HUD-FHA regulations. Because of decreased operating revenues and the need to retain cash-on-hand for exterior painting and other scheduled maintenance and replacement requirements, it is impossible to issue a cash distribution at this time.

                        PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not Applicable

ITEM 2.   CHANGES IN SECURITIES

          Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable

ITEM 5.   OTHER INFORMATION

          Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   EXHIBITS

          Exhibits other than those listed have been omitted because they are nonexistent, inapplicable or because the required information is given in the Financial Statements or notes thereto.

          b)   REPORTS ON FORM 8-K

               Not Applicable

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VENETIAN PARK ASSOCIATES, LTD.



DATED:    July 28, 1995                By     /s/ NORMAN JACBOSON
                                         -----------------------------
                                                Norman Jacobson
                                                General Partner