Form 10-Q
period 1995-09-30
VENETIAN PARK ASSOCIATES LTD
filed 1995-11-14
CIK 745345

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


          FOR QUARTER ENDED                                 COMMISSION FILE
         SEPTEMBER 30, 1995                                    NO. 0-11980



                                VENETIAN PARK ASSOCIATES
                (Exact name of registrant as specified in its charter)


            CALIFORNIA                                           95-3887496
     (State or Other Jurisdiction                            (I.R.S. Employer
   of Incorporation or Organization)                        Identification No.)


                          3250 OCEAN PARK BLVD., STE. 380
                              SANTA MONICA, CA  90405
                 (Address of principal executive offices, zip code)


                 REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                   (310) 450-6866


                       -------------------------------------


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X  NO   .
                                                  ---   ---

                             PART I.  FINANCIAL INFORMATION

                              VENETIAN PARK ASSOCIATES, LTD.
                            (A California Limited Partnership)

                                      BALANCE SHEETS

                                          ASSETS

                                           SEPTEMBER 30,         DECEMBER 31,
                                               1995                  1994
                                           ______________      ______________
Current Assets:
    Cash                                      $   77,905         $   139,074
    Tenant Rents Receivable                        6,126               6,126
    Tenants Security Deposits                     83,495              83,987
    Prepaid Expenses                              25,771              22,657
                                           ______________       _____________

      TOTAL CURRENT ASSETS                       193,297             251,844
                                           ______________       _____________

RESTRICTED DEPOSITS & FUNDED RESERVES:

    Mortgage Impound                              90,325              61,258
    Reserve for Replacement                      132,083             113,204
                                           ______________      ______________

      TOTAL RESTRICTED DEPOSITS & RESERVE        222,408             174,462
                                           ______________      ______________

Net Fixed Assets                               7,472,229           7,683,189
                                           ______________      ______________


OTHER ASSETS:

    Prepaid Loan Fees                             20,914              21,628
    Deposits                                       2,675               8,571
                                           ______________      ______________

      TOTAL OTHER ASSETS                          23,589              30,199
                                           ______________      ______________


TOTAL ASSETS                                 $ 7,911,523         $ 8,139,694
                                           ==============     ===============




The accompanying notes are an intergral part of these Financial Statements.

                          VENETIAN PARK ASSOCIATES, LTD.
                        (A California Limited Partnership)

                                  BALANCE SHEETS

                         LIABILITIES AND PARTNERS' EQUITY


                                               SEPTEMBER 30,      DECEMBER 31,
                                                   1995              1994
                                               ______________    ______________

CURRENT LIABILITIES:

    Accounts Payable & Accrued Expenses        $      77,308     $      54,280
    Accrued Interest                                  36,152            37,923
    Tenants Prepaid Rents                              3,276             4,980
    Tenants Security Deposits                         82,273            76,177
    Current Portion of Long Term Debt                 99,464            99,464
                                               ______________    ______________

      TOTAL CURRENT LIABILITIES                      298,473           272,824
                                               ______________    ______________


OTHER LIABILITIES:

    Mortgage Payable - 1st Trust Deed              5,587,924         5,663,587
                                               ______________    ______________

      TOTAL OTHER LIABILITIES                      5,587,924         5,663,587
                                               ______________    ______________

Partners' Equity                                    2,025,126         2,203,283
                                               ______________    ______________


TOTAL LIABILITIES AND PARTNERS' EQUITY          $   7,911,523     $   8,139,694
                                               ==============    ==============



The accompanying notes are an intergral part of these Financial Statements.

                               VENETIAN PARK ASSOCIATES, LTD.
                             (A California Limited Partnership)

                                  STATEMENTS OF OPERATIONS



                                                THREE MONTHS                   THREE MONTHS
                                                    ENDED                          ENDED
                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                                    1995                           1994
                                               _______________                _______________
Operating Revenue:

    Rental Income                              $      347,227                 $      392,032
    Other Rental and Interest Income                   22,869                         21,398
                                               _______________                _______________

         TOTAL OPERATING REVENUE                      370,096                        413,430
                                               _______________                _______________

Operating Expenses:

    Repair and Maintenance                             65,957                         89,677
    Utilities                                          49,012                         33,021
    Managers Salaries                                  38,220                         44,092
    Management Fees                                    18,505                         20,672
    General and Administrative                         42,682                         37,637
    Real Property Taxes and Insurance                  31,526                         39,486
    Financial Expenses                                113,484                        120,107
    Depreciation                                       70,320                         70,697
    Amortization                                          238                            239
                                               _______________                _______________

         TOTAL OPERATING EXPENSES                     429,944                        455,628
                                               _______________                _______________

NET INCOME (LOSS) FROM OPERATIONS              $      (59,848)                $      (42,198)
                                               ===============                ===============



The accompanying notes are an intergral part of these Financial Statements.

                         VENETIAN PARK ASSOCIATES, LTD.
                        (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS



                                                 NINE MONTHS       NINE MONTHS
                                                    ENDED             ENDED
                                                SEPTEMBER 30,     SEPTEMBER 30,
                                                     1995              1994
                                               _______________   _______________
Operating Revenue:

    Rental Income                              $    1,077,270    $    1,210,167
    Other Rental and Interest Income                   67,448            50,333
                                               _______________   _______________

         TOTAL OPERATING REVENUE                    1,144,718         1,260,500
                                               _______________   _______________

Operating Expenses:

    Repair and Maintenance                            202,336           228,280
    Utilities                                         139,488            93,614
    Managers Salaries                                 129,561           112,271
    Management Fees                                    57,224            62,951
    General and Administrative                        143,996           125,727
    Real Property Taxes and Insurance                  94,021           118,458
    Financial Expenses                                344,575           361,892
    Depreciation                                      210,960           212,091
    Amortization                                          714               714
                                               _______________   _______________

         TOTAL OPERATING EXPENSES                   1,322,875         1,315,998
                                               _______________   _______________

NET INCOME (LOSS) FROM OPERATIONS              $     (178,157)   $      (55,498)
                                               ===============   ===============



The accompanying notes are an intergral part of these Financial Statements.

                                 VENETIAN PARK ASSOCIATES, LTD.
                               (A California Limited Partnership)

                                   STATEMENTS OF CASH FLOWS


                                                              NINE MONTHS       NINE MONTHS
                                                                 ENDED             ENDED
                                                             SEPTEMBER 30,     SEPTEMBER 30,
                                                                  1995              1994
                                                             ______________    ______________
Cash flows from operating activities: Net Income/(Loss)      $    (178,157)    $     (55,498)
                                                             ______________    ______________

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

    Depreciation and amortization                                  211,674           212,805
    Change in assets - (increase) decrease:
      Tenant rents receivable                                            0                 0
      Tenants security deposits                                        492            10,654
      Prepaid expenses                                              (3,114)                0
      Restricted deposits and reserves                             (47,946)           18,453
      Deposits                                                       5,896            (1,225)
    Change in liabilities - increase (decrease):
      Accounts payable and accrued expenses                         21,257             8,719
      Tenants prepaid rents                                         (1,704)              (51)
      Tenants security deposit payable                               6,096            (2,065)
                                                             ______________    ______________

                           Total adjustments                       192,651           247,290
                                                             ______________    ______________

Net cash flow provided by (used in) operating activities:           14,494           191,792
                                                             ______________    ______________

Cash flow from financing activities:
  Principal reduction of long-term debt                            (75,663)          (68,456)
  Capital distributions to partners                                      0           (67,039)
                                                             ______________    ______________

Net cash used by financing activities                              (75,663)         (135,495)
                                                             ______________    ______________

Net increase (decrease) in cash                                    (61,169)           56,297

Cash at beginning of Period                                        139,074            71,869
                                                             ______________    ______________

Cash at end of Period                                        $      77,905     $     128,166
                                                             ==============    ==============

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
      Interest expense                                       $     327,467     $     334,674
        State franchise tax                                            800               800




The accompanying notes are an intergral part of these Financial Statements.

                            VENETIAN PARK ASSOCIATES, LTD.
                          (A California Limited Partnership)

                            STATEMENT OF PARTNER'S EQUITY


                                                                NINE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                                   1995
                                                               ______________

    Balance at January 1, 1995                                 $   2,203,283
    Net income (loss)                                               (178,157)
    Cash Distributions                                                     0
                                                               ______________

      BALANCE AT SEPTEMBER 30, 1995                            $   2,025,126
                                                               ==============



The accompanying notes are an intergral part of these Financial Statements.

                         VENETIAN PARK ASSOCIATES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1995


1)   BASIS OF PRESENTATION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

GENERAL

     Operating income for the first nine months of this year was $1,144,718 vs. $1,260,500 during the corresponding period last year, a decrease of $115,782. During the first nine months of this year, the partnership property sustained a negative cash flow of $61,169 vs. a positive cash flow of $56,297 during the first nine months of last year, a difference of $117,466.

     Vacancy losses this year through September 30th were $154,443 vs. $128,124 by the same time last year, an increase of $26,318. At the same time, net delinquency losses were $32,560 vs. $12,735, a jump of $19,825 during the respective periods. While our overall vacancy factor for the year remains at approximately 11% of scheduled gross, the fact that the number of move-ins vs. move-outs is finally in balance is reason to believe that we will soon be able to whittle away at the vacancy factor.

     Total repair and maintenance during the first nine months of 1995 were $202,336 vs. $228,280, an increase of $25,944 due to higher turnover costs and extraordinary landscaping services and supplies.

     The cost of restoring student occupied apartments is higher than with non-student tenants. While the property has always enjoyed a large percentage of its tenancy from persons 55 years of age and up, we are embarking upon a Senior Connection program to increase the percentage. This program will entail such activities as bridge instruction, travel seminars, tennis and golf programs, arts and crafts and other such activities. A logo for the Senior Connection has been designed and newsletter and flyers will be provided existing tenants in this age group as well as prospective tenants.

     Cash in the bank as of September 30, 1995, was $161,400 including $83,495 in refundable tenants' security deposits vs. $211,644 at the same time last year, a decline of $50,244. The Property's FHA replacement reserve account as of September 30, 1995, was $132,083 vs. $108,452 at the same time the year before, an increase of $23,631.

LIQUIDITY AND CAPITAL RESOURCES

     There were no cash distributed in September, 1995 to the limited partners per HUD-FHA regulations. Because of continued high vacancies and increased operating expenses, we must continue to hold back on cash distributions.

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

                                              VENETIAN PARK ASSOCIATES, LTD.



DATED:  October 31, 1995                      By  /s/ NORMAN JACOBSON
                                                 ---------------------------
                                                  Norman Jacobson
                                                  General Partner