Form 10-K405
period 1995-12-31
VENETIAN PARK ASSOCIATES LTD
filed 1996-03-25
CIK 745345

                         VENETIAN PARK ASSOCIATES, LTD.
                             (A LIMITED PARTNERSHIP)

                                  AUDIT REPORT

                        DECEMBER 31, 1995, 1994 AND 1993

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-K

                                  ANNUAL REPORT

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the year ended                                        Commission File Number
December 31, 1995                                                  0-11980


                         VENETIAN PARK ASSOCIATES, LTD.
                             (A LIMITED PARTNERSHIP)
             (Exact name of registrant as specified in its charter)


      California                                                95-3887496
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


                        3250 Ocean Park Blvd., Suite 380
                             Santa Monica, CA 90405
          (Address of principal executive offices, including Zip Code)


Registrant's telephone number, including area code:

                                 (310) 450-6866

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes.....X.....No..........

The Registrant has no voting stock. The Registrant's outstanding securities consist of units of limited partnership interest which have no readily ascertainable market value since there is no immediate public trading market for these securities on which to base a calculation of aggregate market value.

                         VENETIAN PARK ASSOCIATES, LTD.
                             (A LIMITED PARTNERSHIP)

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                TABLE OF CONTENTS


                                                                            PAGE
PART I
Item 1.   Business                                                          1- 4
Item 2.   Properties                                                           5
Item 3.   Legal Proceedings                                                    5
Item 4.   Submission of Matters to a Vote of Security Holders                  5

PART II
Item 5.   Market Price of and Dividends on the Registrant's
               Common Equity and Related Stockholder Matters                   6
Item 6.   Selected Financial Data                                              6
Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          6- 8
Item 8.   Financial Statements                                              9-18
Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                            19

PART III
Item 10   Directors and Executive Officers of the Partnership              19-21
Item 11.  Executive Compensation                                           21-22
Item 12.  Security Ownership of Certain Beneficial
               Owners and Management                                          22
Item 13.  Certain Relationships and Related Transactions                   22-23

PART IV
Item 14.  Exhibits, Financial Statement Schedules and
               Reports on Form 10-K                                        24-26
Signatures                                                                    27

                                   PART I

ITEM 1 - BUSINESS

Venetian Park Associates, Ltd., a California limited partnership (the "Registrant") was formed on October 31, 1983,to acquire, own and operate a 295-unit rental housing project known as Venetian Park Apartments (the "Property") on a parcel of real property located at 1540, 1555 and 1560 Mosaic Way and 4841 North Pershing Avenue, Stockton, California, for $10,925,000, in accordance with
Section 221(d) (4) of the National Housing Act, as amended, and the rules and regulations of the Department of Housing and Urban Development pertaining thereto. Norman Jacobson and Theodore J. Weill are the general partners (the "General Partners") of Registrant.

Registrant's objective from the Property are to:

1)    Generate sufficient cash flow from operations to (i) pay all expenses,
      (ii) reduce the outstanding balances of loans secured by the Partnership property, and (iii) thereafter, provide cash distributions to the Limited Partners;

2)    Have potential to appreciate in value in excess of the purchase price; and

3) To the extent possible, the Partners should not realize taxable income with respect to a portion or all of distributions to the Limited Partners of cash from operations. The fundamental objective was to acquire the Property for its economic benefits.

Registrant's property is managed by Norman Jacobson Management Company, an affiliate of one of the General Partners.

ITEM 1 - BUSINESS:

                                    GEOGRAPHICAL DATA

                                  VENETIAN PARK APARTMENTS



The Venetian Park Apartments is on a 16.4 acre site in the city of Stockton, California. Stockton is the county seat of San Joaquin Valley and is approximately 45 miles south of Sacramento, California, the state capital. The Property is one block west of Stockton's major regional shopping center which includes Macy's, Sears, Weinstock's, JCPenney's and Ward's. Delta College is immediately across the street, and the University of the Pacific is one mile to the south. Interstate Highway 5 is approximately one mile to the west, and downtown Stockton is approximately three miles due south. The Property is located in northern Stockton where nearly all of the city's population growth has occurred during the past four decades. Stockton's current population is 210,500, an increase of 48,400 since 1982 when the population was 162,100.

Agriculture is Stockton's largest industry and is the home of five of California's major grower and producer associations. Major manufacturing firms include American Forest Products, Gold Bond Building Products, H. J. Heinz Company, Safeway Meat Processing, Libbey-Owens-Ford Glass Company and Sun Diamond Growers of California. Honda Company's district automobile parts center is located in Stockton. American Savings Bank, with offices throughout California, is headquartered in Stockton and is the city's largest financial institution. The Port of Stockton, with approximately 1,000 employees, has been one of the county's leading employers since 1933. It serves all the world's major ports.

Stockton Metropolitan Airport is 10 minutes from Venetian Park Apartments. The city is 85 miles from San Francisco and approximately two and a half hours driving time from South Lake Tahoe, and less than three hours from Reno, Nevada.

ITEM 1 - BUSINESS:
                                        PROPERTY DESCRIPTION

                                      VENETIAN PARK APARTMENTS
                     1540, 1555 AND 1560 MOSAIC WAY AND 4841 N. PERSHING AVENUE
                                        STOCKTON, CALIFORNIA

Number of Units:         295 (41 buildings)
Lot Size:                16.44 acres (716,126 square feet)
Zoning:                  R-3, Apartment District
Parking:                 317 carports, 122 open spaces
Year Built:              1976 through 1978 in four phases
Construction:            2-story wood frame and stucco except 12 one-story
                         "villa" units

AMENITIES

      -     Clubhouse (includes exercise room with universal gym and sauna)
      -     Extensive network of canals, waterways and fountains
      - Individually-metered central forced-air conditioning and heating in each unit
      -     Built-in electric ranges and ovens
      -     Dishwashers in all apartments
      -     Refrigerators in all apartments
      -     Garbage disposals
      -     Washer and dryer in each apartment
      -     209 units with fireplaces
      -     Dining rooms with wet bar in all villas and townhouses
      -     Three swimming pools
      - One tennis court with access to seven additional courts and 18 night-lighted courts across Pershing Avenue
      -     Wall-to-wall carpets and drapes
      -     Large walk-in closets
      -     Outside storage units in each apartment
      -     Laundry rooms

APARTMENT MIX


NUMBER                     TYPE                    SQ.FT.EA.        TOTAL SQ.FT.
------                     ----                    --------         ------------
  60             Studios                                510              30,600
  92             1-bedroom, 1 bath                      694              63,848
  48             2-bedroom, 1 bath                      900              43,200
  72             2-bedroom, 2 bath                    1,080              77,760
  12             2-bedroom, 2 bath (Villa)            1,282              15,384
  11             2-bedroom, 2.5 bath (Townhouse)      1,420              15,620
-----                                                               -----------
 295             TOTAL LIVABLE SQUARE FOOTAGE                           246,412


ITEM 1 - BUSINESS:

                                   VENETIAN PARK APARTMENTS

                                    SCHEDULED GROSS INCOME

                                    BEGINNING JANUARY, 1996

                                         RENTAL RATES



     TYPE                               SQ. FT. EA.              CURRENT RENTS
     ----                               ----------               -------------
Studio, 1 Bath                              510                    $381 - $446

1 Bedroom, 1 Bath                           694                    $395 - $506

2 Bedroom, 1 Bath                           900                    $435 - $556

2 Bedroom, 2 Bath                         1,080                    $499 - $656

2 Bedroom, 2 Bath (Villa)                 1,282                    $600 - $685

2 Bedroom, 2.5 Bath (Townhouse)           1,420                    $650 - $750

SCHEDULED MONTHLY RENTS. . . . . . . . . . . . . . . . . . .          $146,701

SCHEDULED MONTHLY RENTS x 12 MONTHS. . . . . . . . . . . . .        $1,760,412
LAUNDRY INCOME . . . . . . . . . . . . . . . . . . . . . . .           $23,300
MISCELLANEOUS INCOME (1) . . . . . . . . . . . . . . . . . .           $54,100
INTEREST INCOME. . . . . . . . . . . . . . . . . . . . . . .            $9,600
TOTAL SCHEDULED GROSS REVENUES . . . . . . . . . . . . . . .        $1,847,412

_______

(1) Net security deposit forfeitures plus late charges and miscellaneous income.

ITEM 2 - PROPERTIES:
                                     LOAN INFORMATION

                                 VENETIAN PARK APARTMENTS

Registrant's only property is a 295-unit apartment complex (herein the "Property") consisting of 41 buildings on a 16.44 acre site at 1540, 1555 and 1560 Mosaic Way and 4841 North Pershing Avenue, Stockton, California, and commonly known as the Venetian Park Apartments. The Property is subject to encumbrances, consisting of four (one for each parcel) first trust deed notes totalling $5,663,545 at December 31, 1995. The General Partners believe that the foregoing Property is adequately covered by insurance. Also, at this time there are no proposed programs for renovation, improvements or further development of the Property.

FIRST TRUST DEED INFORMATION

Monthly payments:. . . . . . . $44,791
Interest rate: . . . . . . . . 7.5% and 8%
Amortization schedule: . . . . 25 to 26 years
Year due and payable:. . . . . until paid (2017 to 2018)
Loan balance when due: . . . . $0
First trust deed holder:       State Teachers' Retirement Board of Ohio and
                               Colonial Mortgage Service Co.
Assumption fee:. . . . . . . . $32,500


          Phase                Monthly Payment             Interest Rate
          -----                ---------------             -------------
             I                     $14,951                        8.0%
            II                      12,933                        7.5%
           III                      15,894                        7.5%
            IV                       1,013                        7.5%


ITEM 3 - LEGAL PROCEEDINGS:

A former employee has filed a complaint claiming discrimination with the Department of Fair Employment and Housing (DFEH). The outcome of this filing is unknown at this time. At this time the former employee has not filed a right to sue letter nor has the DFEH brought a lawsuit. The Company believes the complaint is completely without merit and intends to vigorously defend its position.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

There were no matters submitted during the fourth quarter of 1995 to a vote of security holders.

ITEM 5 - MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY [AND RELATED STOCKHOLDERS MATTERS

The Limited Partnership Units have limited transferability and no established public trade market has developed or is expected to develop in the future.

There were approximately 530 holders of Limited partnership Units at December 31, 1995, holding 6,041 Limited Partnership Units of Registrant. Although the General Partners have an equity interest in Registrant, they were not issued units. The general partners own 61 units, giving the partnership a total of 6,102 partner units.

During 1993, the Registrant paid a distribution aggregating $205,395 or $34 per unit; during 1994, paid $60,410 or $10 per unit; and during 1995, paid $0. Additionally, the Registrant paid the General Partners the following distributions: $1,820, $2,685 and $0 for 1993, 1994 and 1995, respectively.

ITEM 6 - SELECTED FINANCIAL DATA

            OPERATIONAL DATA:                BALANCE SHEET DATA:

                                               NET INCOME
             NET           NET INCOME            (LOSS)           TOTAL         TOTAL
          REVENUES            (LOSS)         PER PARTNER UNIT     ASSETS      LONG-TERM DEBT
          ---------        ----------        ----------------   ----------    --------------
1995     $1,590,577        $(188,611)            $  (31.22)     $7,837,361      $5,663,545

1994      1,628,405           (98,415)              (16.29)      8,139,694       5,763,051

1993      1,700,458           (79,447)              (13.16)      8,399,527       5,855,221

1992      1,692,894            (5,335)               (0.88)      8,788,391       5,942,549

1991      1,669,052             7,463                 1.24       9,032,037       6,024,764


PER UNIT LIMITED PARTNER CASH DISTRIBUTIONS:

1995         $ -0-
1994         10.00
1991         34.00
1990         30.00
1989         48.50


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

Operating income for 1995 substantially declined on a year-to-year basis:
$1,590,577 in 1995 vs. $1,628,405 in 1994, a decrease of $37,828.  Net spendable last year was ($36,398) vs. $93,150 during 1994, a reduction of $129,548.

The scheduled gross monthly rent roll for December 1995 was $146,469 vs. $147,741, a decrease of $1,272. At the same time, vacancy losses for 1995 were $192,127 vs. $174,255 for 1994, an increase of $17,872. Operating expenses and replacements during 1995 were $1,013,049 vs. $944,453 the prior year, an increase of $68,596. Replacements were reduced by $1,848 when comparing 1995 and 1994.

Besides excessively high tenant turnover - which resulted in increased costs for painting, draperies, cleaning and advertising - other factors contributed to increased expenses. Payroll went up due to the following reasons:

(1) Increases in managers' salaries due to lease renewal bonuses and rental commissions.

(2) Additional personnel were employed in 1995 to speed up the Property's rehabilitation program and for cost savings made possible by performing much of the work with on-site personnel in lieu of outside contractors.

(3) Additional leasing personnel were required to deal with the high number of vacancies.

Variable expenses increased by $36,043 over the previous year ($166,923 vs. $130,880) due to high vacancies and apartment preparation costs (advertising increased by $5,686; credit verification, $5,162; and interior cleaning, $3,161). In addition, legal fees went up by $2,889 due to higher eviction costs and legal research for determining means, if any, of reducing accounting costs by eliminating SEC requirements for 10-K and 10-Q forms. Landscaping expenses also went up by $12,891 due to costs of correcting storm damage (removal and replacement of trees, flowers and shrubbery) -- also, repairs and additions to the sprinkler system.

Repairs and maintenance increased by $8,010 over the previous year ($110,398 vs. $102,388) due in part to on-site exterior painting program and two bridge replacements.

Replacement expenses in 1995 decreased by $1,848 ($62,772 vs. $64,621).

Cash on hand as of December 31, 1995, was $212,006 of which $84,034 consisted of tenant refundable security deposits. At the same time the previous year, cash on hand was $223,061. The Property's FHA replacement reserves as of December 31, 1995, stood at $116,065 substantially unchanged from the $113,204 on hand the year before.

With Stockton's unemployment rate still in excess of 12%, we must continue the task of bringing in financially qualified tenants from a smaller base. This will require the continued use of two leasing consultants, heavy advertising and ongoing expenditures for completion of the exterior work to say nothing of anticipated costs in connection with repainting (and in some cases recarpeting and replacing window coverings and vinyl floors) of vacated apartments.

ANALYSIS OF CASH FLOWS:

Operating Activities:

The Partnership had a positive cash flow from operating activities of $90,989, $225,896 and $170,426 for each of the three years in the period ended December 31, 1995, respectively.

The decrease in positive cash flow from operating was largely attributable to the soft California rental market, excessively high tenant turnover and work required by HUD to meet its standards.

Financing Activities:

The principal repayment of long-term debt remain consistent over the three-year period. There were no capital distributions to partners in 1995 due to the soft rental market. The distributions to partners were $0, $63,095 and $207,215 for each of the three years in the period ended December 31, 1995, respectively.

ITEM 8 - FINANCIAL STATEMENTS

The Registrant's Financial Statements for the periods ended December 31, 1995, 1994 and 1993 follow.


                                                                         Page
                                                                        Number
                                                                        ------
Independent Auditors' Report . . . . . .. . . . . . . . . . . . . . .     10

Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . .     11

Statements of Operation . . . . . . . . . . . . . . . . . . . . . . .     12

Statements of Changes in Partners' Equity . . . . . . . . . . . . . .     13

Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . .     14

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . .   15 - 18

                       [BLOCK, PLANT & EISNER LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT



TO VENETIAN PARK ASSOCIATES, LTD.
SANTA MONICA, CALIFORNIA


We have audited the accompanying balance sheets of VENETIAN PARK ASSOCIATES, LTD. (A CALIFORNIA LIMITED PARTNERSHIP) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venetian Park Associates, Ltd. (A Limited Partnership) as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




                                             /s/ Block, Plant & Eisner







ENCINO, CALIFORNIA
February 15, 1996

                         VENETIAN PARK ASSOCIATES, LTD.
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994


                                     ASSETS

                                                          1995         1994
                                                       ----------  ------------

Current assets:
    Cash                                               $  127,972  $  139,074
    Tenants' rents receivable                               2,778       6,126
    Tenants' security deposits (Note 2)                    84,034      83,987
    Prepaid expenses                                       24,086      22,657
                                                       ----------  ----------

         Total current assets                             238,870     251,844
                                                       ----------  ----------

Restricted deposits and funded reserves:
    Mortgage escrow deposits (Note 2)                      57,327      61,258
    Reserve for replacements (Note 2)                     116,065     113,204
                                                       ----------  ----------

                                                          173,392     174,462
                                                       ----------  ----------

Fixed assets, net (Notes 3 and 4)                       7,403,427   7,683,189
                                                       ----------  ----------

Other assets:
    Prepaid loan fees, net of accumulated
      amortization of $11,731 in 1995 and
      $10,645 in 1994                                      20,675      21,628
    Deposits                                                  997       8,571
                                                       ----------  ----------

                                                           21,672      30,199
                                                       ----------  ----------

                                                       $7,837,361  $8,139,694
                                                       ----------  ----------
                                                       ----------  ----------

                        LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
    Accounts payable - trade and accrued expenses      $   32,259  $   54,280
    Accrued interest                                       36,152      37,923
    Tenants' prepaid rents                                  3,482       4,980
    Tenants' security deposits                             87,251      76,177
    Current portion of long-term debt (Note 4)            107,392      99,464
                                                       ----------  ----------

         Total current liabilities                        266,536     272,824

Other liabilities:
    Long-term debt, net of current portion (Note 4)     5,556,153   5,663,587

Commitments and contingencies (Note 7)

Partners' equity                                        2,014,672   2,203,283
                                                       ----------  ----------

                                                       $7,837,361  $8,139,694
                                                       ----------  ----------
                                                       ----------  ----------


The accompanying notes are an integral part of these financial statements.    11

                         VENETIAN PARK ASSOCIATES, LTD.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                            1995        1994        1993
                                         ----------  ----------  ----------
Revenues:
   Rental income                         $1,503,619  $1,546,175  $1,633,153
   Other income                              77,337      76,078      59,362
   Interest income                            9,621       6,152       7,943
                                         ----------  ----------  ----------

                                          1,590,577   1,628,405   1,700,458
                                         ----------  ----------  ----------

Expenses:
   Administrative                           322,831     283,693     293,118
   Utilities                                182,018     176,210     158,347
   Operating and maintenance                370,300     345,627     381,449
   Taxes and insurance                      154,989     165,389     182,502
   Financial expense                        464,950     472,866     481,644
   Depreciation and amortization            283,300     282,235     282,075
                                         ----------  ----------  ----------

                                          1,778,388   1,726,020   1,779,135
                                         ----------  ----------  ----------

Loss before franchise tax                  (187,811)    (97,615)    (78,677)

Franchise tax                                   800         800         800
                                         ----------  ----------  ----------

Net loss                                 $(188,611)  $  (98,415) $  (79,477)
                                         ----------  ----------  ----------
                                         ----------  ----------  ----------

Net loss income per limited
   partnership interest (6,041 units)    $   (31.22) $   (16.29) $   (13.16)
                                         ----------  ----------  ----------
                                         ----------  ----------  ----------


The accompanying notes are an integral part of these financial statements.    12

                         VENETIAN PARK ASSOCIATES, LTD.
                             (A LIMITED PARTNERSHIP)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                        GENERAL      LIMITED
                                       PARTNERS     PARTNERS         TOTAL
                                      (61 UNITS)  (6,041 UNITS)  (6,102 UNITS)
                                      ----------  -------------  -------------

Balance, January 1, 1993              $   27,353    $2,624,132    $2,651,485

December 31, 1993:
   Net loss                                 (795)      (78,682)      (79,477)
   Distribution to partners               (1,820)     (205,395)     (207,215)
                                      ----------    ----------    ----------
Balance, December 31, 1993                24,738     2,340,055     2,364,793

December 31, 1994:
   Net loss                                 (984)      (97,431)      (98,415)
   Distribution to partners               (2,685)      (60,410)      (63,095)
                                      ----------    ----------    ----------

Balance, December 31, 1994                21,069     2,182,214     2,203,283


December 31, 1995:
   Net loss                              (1,885)      (186,726)     (188,611)
   Distribution to partners                    0             0             0
                                      ----------    ----------    ----------

Balance, December 31, 1995            $   19,184    $1,995,488    $2,014,672
                                      ----------    ----------    ----------
                                      ----------    ----------    ----------


The accompanying notes are an integral part of these financial statements.    13

                         VENETIAN PARK ASSOCIATES, LTD.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                                      1995           1994           1993
                                                   ---------      ---------      ---------
Cash flows from operating activities:
   Net (loss)                                      $(188,611)     $ (98,415)     $ (79,477)
                                                   ---------      ---------      ---------
Adjustments to reconcile net (loss) to
  net cash provided by operating activities:
   Depreciation and amortization                     283,300        282,235        282,075
   Change in assets -(increase) decrease:
     Tenants' rents receivable                         3,348              0              0
     Tenants' security deposits                          (47)        10,145         (1,921)
     Prepaid expenses                                 (1,429)         1,165         (1,864)
     Restricted deposits and reserves                  1,070         41,238        (13,762)
     Deposits                                          7,574         (4,304)          (256)
   Change in liabilities - increase (decrease):
     Accounts payable and accrued expenses           (23,792)        (3,189)         1,428
     Tenants' prepaid rents                           (1,498)        (5,730)        (8,469)
     Tenants' security deposit payable                11,074          2,751         (7,328)
                                                   ---------      ---------      ---------


        Total adjustments                            279,600        324,311        249,903
                                                   ---------      ---------      ---------

Net cash flow provided by
 operating activities                                 90,989        225,896        170,426
                                                   ---------      ---------      ---------

Cash flows from investing activities:
   Acquisition of fixed assets                        (2,585)        (3,448)             0
                                                   ---------      ---------      ---------

Cash flows from financing activities:
   Principal reduction of long-term debt             (99,506)       (92,148)       (87,291)
   Capital distributions to partners                       0        (63,095)      (207,215)
                                                   ---------      ---------      ---------


Net cash used by financing activities                (99,506)      (155,243)      (294,506)
                                                   ---------      ---------      ---------

Net increase (decrease) in cash                      (11,102)        67,205       (124,080)

Cash at beginning of year                            139,074         71,869        195,949
                                                   ---------      ---------      ---------

Cash at end of year                                $ 127,972      $ 139,074      $  71,869
                                                   ---------      ---------      ---------
                                                   ---------      ---------      ---------

Supplemental disclosures of cash
  flow information:
   Cash paid during the year for:
     Interest expense                              $ 438,015      $ 445,346      $ 452,202
     State Franchise tax                                 800            800            800


The accompanying notes are an integral part of these financial statements.    14

                         VENETIAN PARK ASSOCIATES, LTD.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1.  Organization and significant accounting policies:

       Organization:

          The partnership, organized as a limited partnership within California, formed October 31, 1983 to acquire an interest in real property located in Stockton, California. On October 31, 1983 the partnership purchased an existing apartment complex with a total of 295 units comprised of four separate apartment projects operated under Section 221(d) (4) of the National Housing Act. Such projects are regulated by HUD as to operating methods. The partnership is economically dependent on the Stockton, California rental market.

          With HUD approval, the financial statements have been prepared on a consolidated basis encompassing the following four separate HUD projects:

                     PROJECT NAME                   HUD PROJECT NUMBER
               ----------------------------         ------------------
               Venetian Park Apartments I              136-35387-PM
               Venetian Park Apartments II             136-35409-PM
               Venetian Park Apartments III            136-35450-PM
               Venetian Park Apartments IV             136-35518-PM

       Cash:

          The partnership maintains cash balances in excess of the current FDIC limit, at First Interstate Bank.

       Fixed assets and depreciation:

          Fixed assets are stated at cost. Depreciation is provided on the straight-line and accelerated methods over estimated useful lives which range from 5 to 35 years. The fixed assets are pledged as collateral for the mortgage note payable. Maintenance, repairs and minor renewals are expensed as incurred.

       Amortization:

          Prepaid loan fees are being amortized on a straight-line basis over the term of the loans, 33-1/3 years.

       Franchise tax:

          Income or loss of the partnership is allocated 1% to the general partners and 99% to the limited partners, which represents their respective ownership interests in the partnership. No income tax provision has been included in the financial statements since income or loss of the partnership is required to be reported by the respective partners on their income tax returns. The State of California imposes a minimum franchise tax per year for limited partnerships.

                         VENETIAN PARK ASSOCIATES, LTD.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                   (CONTINUED)



2.  Restricted cash:

       Tenant security deposits:

          The Federal Housing Administration requires that all tenants' security deposits collected be restricted to repayment of extraordinary damages caused by the tenants or repayment to the tenants at the end of their leases. These deposits are to be held in separate bank accounts in the name of the project. The balance in these bank accounts at December 31, 1995 and 1994 was $84,034 and $83,987, respectively.

       Reserve for replacements:

          The FHA also requires reserve for replacement funds to be maintained by the mortgagee for the mortgagor to cover major expenditures of the project for replacements. The payments are included with the mortgage payments and amount to $2,098 per month. The disbursements from this fund require the approval of HUD. The activity was as follows:

                                                   1995          1994
                                                ----------    ----------
                 Balance, beginning of year     $  113,204    $  137,113
                 Deposits                           25,172        25,172
                 Interest earned                     3,260         2,259
                 Interest withdrawals               (1,773)       (3,800)
                 Replacement expenditures          (23,798)      (47,540)
                                                ----------    ----------
                 Balance, end of year           $  116,065    $  113,204
                                                ----------    ----------
                                                ----------    ----------

       Mortgage escrow deposits account:

          The mortgage escrow deposits account is also maintained by the mortgagee for the mortgagor for the future payment of insurance and taxes. Payments to the account are included with the monthly mortgage payments. The activity was as follows:

                                                1995           1994
                                             ----------     ----------
               Balance, beginning of year    $   61,258     $   78,587
               Deposits                         153,858        139,088
               Disbursements:
                  Property taxes               (104,528)      (103,782)
                  Hazard insurance              (28,455)       (23,693)
                  Mortgage insurance            (24,806)       (28,942)
                                             ----------     ----------
               Balance, end of year          $   57,327     $   61,258
                                             ----------     ----------
                                             ----------     ----------

                         VENETIAN PARK ASSOCIATES, LTD.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                   (CONTINUED)



3.  Fixed assets, net:

       Fixed assets consist of the following:

                                               1995           1994
                                           ------------    -----------
          Land                              $ 1,158,278    $ 1,158,278
          Buildings                           9,550,330      9,550,330
          Furniture and fixtures                309,265        306,680
                                            -----------    -----------
                                             11,017,873     11,015,288

          Less accumulated depreciation       3,614,446      3,332,099
                                            -----------    -----------

                                            $ 7,403,427    $ 7,683,189
                                            -----------    -----------
                                            -----------    -----------


4.  Long-term debt:

       The mortgages payable - lst Trust Deeds are 40-year notes which are insured by HUD under Section 221(d)(4) of the National Housing Act. The notes are secured by first trust deeds on the land and buildings. The interest rates, monthly installments and outstanding balances due are as follows:

                               MATURITY   INTEREST      MONTHLY        BALANCE
                                 DATE       RATES    INSTALLMENTS     12/31/95
                               --------   --------   ------------     --------
            I                    2017        8.0%     $   14,951     $1,813,913
            II                   2017        7.5%         12,933      1,659,754
            III                  2017        7.5%         15,894      2,058,260
            IV                   2018        7.5%          1,013        131,618
                                                      ----------     ----------

                                                      $   44,791     $5,663,545
                                                      ----------     ----------
                                                      ----------     ----------

    Long-term debt maturing in the next five years consists of:

              1996                                               $  107,392
              1997                                                  115,920
              1998                                                  127,095
              1999                                                  135,064
              2000                                                  145,792
              Beyond five years and thereafter                    5,032,282
                                                                 ----------
              Total long-term debt                                5,663,545
              Less current portion                                 (107,392)
                                                                 ----------

                                                                 $5,556,153
                                                                 ----------
                                                                 ----------

                         VENETIAN PARK ASSOCIATES, LTD.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                   (CONTINUED)




5.  Related party transactions:

       During the years ended December 31, 1995 and 1994, the General Partners received management fees of $30,858 in 1995 and $32,084 in 1994, for their services equal to 2% of the Project's cash receipts for each year. Their respective shares were as follows: Norman Jacobson, $15,429 and $16,042 and Theodore J. Weill, $15,429 and $16,042.

       Beginning in May of 1988, Norman Jacobson Management Co., took over the property management and bookkeeping functions from an unrelated entity which had previously performed this function. Norman Jacobson Management Co., received a management fee for its services equal to 3% of the project's cash receipts. The property management fees and reimbursed expenses were $56,493, $53,999 and $50,234 for the years ended December 31, 1995, 1994 and 1993, respectively.


6.  Distributions to Limited and General Partners:

       The partnership declared and paid no distributions for the year ended December 31, 1995.


7.  Commitments and contingencies:

       A former employee has filed a complaint claiming discrimination with the Department of Fair Employment and Housing (DFEH). The outcome of this filing is unknown at this time. At this time the former employee has not filed a right to sue letter nor has the DFEH brought a lawsuit. The Company believes the complaint is completely without merit and intends to vigorously defend its position.

ITEM 9 - DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants on any matters of financial statement presentation or related disclosures.


                                  PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS

Registrant has no directors or executive officers but is managed by the General Partners.

                  The General Partners are described below:

NORMAN JACOBSON. Mr. Jacobson co-founded WAGNER/JACOBSON CO., INC. in 1958. That firm engaged primarily in real estate brokerage of income-producing multifamily residential real estate and served as general partner for a
number of public and private syndications.   Because Mr. Jacobson's time is
devoted to property management and syndication activities and serving the interests of the investors in the syndications formed by him, his involvement with WAGNER/JACOBSON CO., INC., has ceased. In 1982, Mr. Jacobson, formed NORMAN JACOBSON REALTY RESOURCES, INC. Mr. Jacobson is also President of NORMAN JACOBSON MANAGEMENT CO, which acts as property manager for various apartment complexes and commercial properties in Los Angeles, Orange, Sacramento, San Joaquin, Solano and Contra Costa Counties.

In 1981 Mr. Jacobson co-formed Jacobson/Weill Income Realty Fund, a publicly offered real estate fund, which purchased the Chateau Apartments, a 104-unit apartment complex located at 1503 Fulton Avenue, Sacramento, California. In 1982 Mr. Jacobson and Mr. Ted Weill were co-general partners with Bateman Eichler, Hill Richards Realty in Parkfair Associates, Ltd., a publicly offered limited partnership, formed for the purpose of purchasing the 120-unit Parkfair Apartments and Parkfair Professional Building in Sacramento. In 1983, Mr. Jacobson and Mr. Weill formed Venetian Park Associates, Ltd. which purchased the 295-unit Venetian Park Apartments in Stockton, California.

Mr. Jacobson is also General Partner for Hilltop Associates, Ltd. (formed in 1983 to purchase the 70-unit Hilltop Apartments), Hillsdale Investors, Ltd. (formed in 1984 to purchase the 48-unit Hillsdale Garden Apartments), Jefferson Place Investors (formed in 1985 to purchase the 66-unit Jefferson Place Apartments) and Cottage Bell Investors (formed in 1985 to purchase the 160-unit Cottage Bell Apartments). These properties are all in Sacramento. In addition, Mr. Jacobson is General Partner for Muir Creek Investors (formed in 1986 to purchase the 108-unit Muir Creek Apartments in Martinez, California), and Med Village Investors (formed in 1988 for the purpose of constructing the 106-unit Mediterranean Village Apartments in Fairfield, California).

Norman Jacobson Realty Resources, Inc., of which Mr. Jacobson is a principal and the sole owner, is general partner of Palm Mesa, Ltd. (formed in 1970 to purchase the 147-unit Palm Mesa Apartments) and Parkwood Village, Ltd. (formed in 1971 to purchase the 276-unit Newport Village Apartments). Both of these properties are in Costa Mesa, California.

In 1977, Mr. Jacobson was president of the Los Angeles Board of Realtors.
 Formerly he
was president of the Venice Board of Realtors. He has been a director of the California Association of Realtors (CAR) periodically since 1963 and was elected regional vice-president of the CAR in 1978. In 1971-72 he was vice-chairman of the CAR's Syndication Division and was founding editor of the Syndication Division's official publication, THE CALIFORNIA SYNDICATOR. Mr. Jacobson lectures and writes extensively in the fields of real estate investments. He has periodically instructed for University of California Extension since 1961, lectures from time to time for the UCLA Graduate School of Management and is one of 80 real estate professionals in the United States invited to write a Chapter for THE REAL ESTATE HANDBOOK published by Dow-Jones, Irwin.

Mr. Jacobson holds a degree in business administration from UCLA, where he graduated in 1952.

THEODORE J. WEILL. Mr. Weill is a general partner in numerous ongoing private and public syndications, and is active in real estate development and other activities. From December, 1969 to February, 1977, Mr. Weill served as principal in the development of recreational communities and became Executive Vice President of the Resort Development Group of Dart/Kraft Industries in 1970. From January, 1963, to November, 1969, he was President and Chairman of a privately held real estate and brokerage company specializing in commercial, industrial and income property with annual sales of $50 million, and a property management company with managed assets of $100 million. Mr. Weill has served as a consultant to Dart/Kraft Industries, SRI International and ITT Corporation. In March, 1977, he founded Weill Financial Corporation, a Los Angeles real estate investment organization.

Mr. Weill has a Bachelor's degree in marketing and finance from the University of Pennsylvania, Wharton School of Finance and Commerce in 1956, and in 1977 graduated with honors from the Pepperdine University
Presidential/Key Executive MBA program.


PROPERTY MANAGEMENT

The Partnership Agreement provides that J/W Management Corp., a California Corporation organized by the General Partners, will be responsible, through its own personnel and/or through subcontracted management services, for the management of the Property, for a fee of 5% of the gross income of the Property, which fee is generally charged in the Stockton area. Historically, J/W Management has subcontracted the off-site property management to firms specializing in apartment house management and has paid 3% of the gross income to such firms while retaining the remaining 2% as compensation for
overseeing the subcontractor's work.   J/W Management Corp. was dissolved in
1990, and the General Partners individually continue to oversee the subcontractor's work and receive the 2% compensation.

Presently, the off-site management of the property is subcontracted to Norman Jacobson Management Co., an affiliate of one of the General Partners.

ITEM 11 - EXECUTIVE COMPENSATION

During the year ended December 31, 1995, the General Partners (see Item 13) received cash compensation from Registrant totalling $30,858 consisting of project management fees. Norman Jacobson received $15,429 and Theodore J. Weill received $15,429.

Also, during the year ended December 31, 1995, one of the General Partners and his affiliate, Norman Jacobson Management Co. (see Item 13) received cash compensation from Registrant totalling $56,493 consisting of project management fees.

The following table summarizes the types, estimated amounts and recipients of compensation that will or may be paid to the General Partners or their affiliates from and after January 1, 1995:

 Person Receiving
   Compensation          Type of Compensation            Amount Paid
  ---------------        --------------------            -----------

General Partners:        Interest in distributions    An interest equal to 1%
                         from operations              of cash distributions
                                                      from operations.
Norman Jacobson                                       None
Theodore Weill                                        None

General Partners        Subordinated interests in     ESTIMATED MAXIMUM AMOUNTS
                        distributions                 An interest equal to 25%
                                                      (less amounts received by
                                                      the General Partners by
                                                      virtue of their 1%
                                                      interest in the
                                                      Partnership) of the
                                                      undistributed cash
                                                      amounts resulting from
                                                      the sale or refinance of
                                                      the Partnership Property
                                                      remaining after payment
                                                      to investors of an amount
                                                      equal to 100% of their
                                                      original capital
                                                      contributions plus an 8%
                                                      cumulative annual,
                                                      noncompounded return
                                                      thereon less prior
                                                      distributions from the
                                                      Partnership.

General Partners or     Subordinated Real Estate      Equal to an amount not to
one or more real        Commissions (payable if       exceed one-half of the
estate brokers          recipient performs            acquisition fees which
affiliated with the     services related to           could be paid during the
General Partners        resales of Partnership        Acquisition Period, but
                        Properties)                   only after return of the
                                                      Limited Partners' capital
                                                      contributions and (unless
                                                      previously paid through
                                                      distributions) 6% per
                                                      annum cumulative non-
                                                      compounded return
                                                      thereon.


General Partners:       Property management fee      HUD approval contract
  Norman  Jacobson                                   provides for 5% of the
  Theodore J. Weill                                  gross revenues of the
                                                     Property.  The
                                                     Partnership paid
                                                     approximately 2% of gross
                                                     revenues, $30,858 for the
                                                     year ended December 31,
                                                     1995, which was paid to
                                                     the General Partners:
                                                     $15,429 to Norman
                                                     Jacobson and $15,429 to
                                                     Theodore J. Weill; and


Norman Jacobson                                      3% of gross revenues
Management Co.,                                      ($46,287 for the year
an affiliate of                                      ended December 31, 1995)
one of the General                                   to Norman Jacobson
Partners responsible                                 Management Co.
for management of
the property


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Registrant has no directors or officers but is managed by the General Partners. At December 31, 1995, neither of the General Partners owned any of the outstanding Limited Partnership Units nor did any person known to the General Partners own 5% or more of the outstanding Limited Partnership Units.


ITEM 13 - CERTAIN RELATIONSHIPS

The General Partners, either personally or through affiliated entities, are General Partners in other real estate limited partnerships, some of which may be comparable in certain respects to the Partnership. The General Partners have organized other partnerships in the past and will organize other partnerships in thefuture, including partnerships which may have investment objectives similar to those of the Partnership. Such General Partner will have legal and financial obligations with respect to those other partnerships which are similar to his obligations with respect of the Partnership, including contingent liability, for the obligations of such partnerships.

The General Partners are prohibited from entering into any transaction on behalf of the Partnership with any other limited partnership in which the General Partners or any affiliate of the General Partners has an interest.

The General Managers may engage in the real estate business or in other businesses for their own account for the accounts of others or otherwise, and neither the Partnership nor any Limited Partners shall be entitled to any interest therein. There may be conflicts of interest on the part of the General Partners between the Partnership and other limited partnerships with which they are affiliated at such time as the Partnership attempts to sell or rent realty or employ resident and building managers, as well as under other circumstances.

It is the policy of the Partnership that the Limited Partners may not engage directly or indirectly in any capacity for monetary gain. Generally the Limited Partners participate in the profits, losses and distributions and have certain limited partner voting rights. No Limited Partner shall have any right to be active in the conduct or management of the Partnership business, nor have any power to bind the Partnership by contract, agreement, compromise or undertaking; provided, however, that Limited Partners shall have the right to vote on Partnership matters, as set forth in the Partnership Agreement, which affects its basic structure.

Limited Partners holding 10% of the Units may call (in the General Partnership notice) a meeting as provided in the Rules of the Commissioner of Corporations of the State of California, and an affirmative vote of the majority interest of the Limited Partners shall be required to take action upon certain matters as provided in the Partnership Agreement.

                                 PART IV

ITEM 14 - FINANCIAL STATEMENTS AND EXHIBITS

(a)   EXHIBITS

      None

(b)   FINANCIAL STATEMENTS

      The following financial statements are included in Item 8:

             Report of Independent Accountants

             Balance Sheets as of December 31, 1995 and 1994

             Statements of Operation for the years ended December
             31, 1995, December 31, 1994 and December 31, 1993.

             Statements of changes in partners' equity for the years ended December 31, 1995, December 31, 1994, and
             December 31, 1993

             Statements of cash flows for the years ended December 31, 1995, December 31, 1994, and December 31, 1993

             Notes to Financial Statements


      The following financial statement schedules follow:
                                                                           Page
                                                                           ----
             Independent auditors' report on financial statement
               schedules . . . . . . . . . . . . . . . . . . . . . . . .     25
             Schedule XI - Real Estate and Accumulated Depreciation. . .     26

                         [BLOCK, PLANT & EISNER LETTERHEAD]







              INDEPENDENT AUDITORS' REPORT ON SUPPORTING SCHEDULES




TO VENETIAN PARK ASSOCIATES, LTD.
SANTA MONICA, CALIFORNIA



Under date of February 15, 1996, we reported on the balance sheets of VENETIAN PARK ASSOCIATES, LTD. (A CALIFORNIA LIMITED PARTNERSHIP) as of December 31, 1995 and 1994 and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1995, which are included in Item 8 of this annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed in Item 14 of this annual report on Form 10-K. The financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.









                                        /S/ Block, Plant, & Eisner





Encino, California
FEBRUARY 15, 1996

                         VENETIAN PARK ASSOCIATES, LTD.
                             (A LIMITED PARTNERSHIP)

             SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                DECEMBER 31, 1995


                                                                                                                           COSTS
                                                                                                                        CAPITALIZED
                                                                                                                        SUBSEQUENT
                                                                                               INITIAL COST                 TO
                                                                                            TO PARTNERSHIP (A)          ACQUISITION
                                                                                             -----------------           ----------
                                                                                                BUILDING
                                                                                                   AND
DESCRIPTION                                 ENCUMBRANCES                 LAND                 IMPROVEMENTS             IMPROVEMENTS
                                           -------------            -------------            -------------            -------------
Apartment complex                          $  5,663,545             $  1,158,278             $  9,768,873             $     90,722
                                           -------------            -------------            -------------            -------------
                                           -------------            -------------            -------------            -------------

                                                      GROSS AMOUNT OF WHICH WAS
                                                   CARRIED AT CLOSE OF PERIOD (D)
                                    ------------------------------------------------------------

                                                                       BUILDINGS
                                                                          AND                                           ACCUMULATED
                                                LAND                 IMPROVEMENTS                 TOTAL                DEPRECIATION
                                           -------------            -------------            -------------            -------------
                                           $  1,158,278             $  9,859,595             $ 11,017,873             $  3,614,446
                                           -------------            -------------            -------------            -------------
                                           -------------            -------------            -------------            -------------

Year of construction                          1976-1978
Fiscal year acquired                          1983
Life on which depreciation in latest
  statement of operations is computed         5-35 years


(A) The initial cost to the Partnership represents the original purchase price of the property.


(B)  Reconciliation of real estate owned for 1995, 1994 and 1993:

                                           1995           1994           1993
                                       -----------    -----------    -----------
     Balance at beginning of period    $11,015,288    $11,011,840    $11,011,840
     Additions during period                 2,585          3,448              0
                                       -----------    -----------    -----------
     Balance at close of period        $11,017,873    $11,015,288    $11,011,840
                                       -----------    -----------    -----------
                                       -----------    -----------    -----------

(C)  Reconciliation of accumulated depreciation for 1995, 1994 and 1993:

                                           1995           1994           1993
                                       -----------    -----------    -----------
     Balance at beginning of year      $ 3,332,099    $ 3,050,810    $ 2,769,688
     Additions during period:
       Depreciation expense                282,347        281,289        281,122
                                       -----------    -----------    -----------
                                         3,614,446      3,332,099      3,050,810

     Deductions during period:
       Accumulated depreciation
       on real estate sold or
       improvements written off                  0              0              0
                                       -----------    -----------    -----------

     Balance at close of year          $ 3,614,446    $ 3,332,099    $ 3,050,810
                                       -----------    -----------    -----------
                                       -----------    -----------    -----------

(D) Aggregate cost of real estate at December 31, 1995 for Federal income tax purposes is $11,018,716.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        VENETIAN PARK ASSOCIATES, LTD.
                                        A California Limited Partnership


Date:          3/13/96                  By:  /s/ Theodore J. Weill
     ----------------------------            -----------------------------------
                                             Theodore J. Weill
                                             General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.


Date:          3/13/96                  By:  /s/ Norman Jacobson
     ------------------------------          -----------------------------------
                                             Norman Jacobson,
                                             General Partner