Form 10-Q
period 1996-03-31
VENETIAN PARK ASSOCIATES LTD
filed 1996-05-02
CIK 745345

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                                               Commission File
March 31, 1996                                                  Number 0-11980


                            VENETIAN PARK ASSOCIATES
                             (A Limited Partnership)
             (Exact Name of Registrant as Specified in Its Charter)


California                                                           95-3887496
(State or Other Jurisdiction                                   (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)


                        3250 Ocean Park Blvd., Ste.  380
                            Santa Monica, CA  900405
          (Address of Principal Executive Offices, Including Zip Code)


               Registrant's Telephone Number, Including Area Code:
                                 (310) 450-6866

                   -------------------------------------------

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

                                    BALANCE SHEETS

                                        ASSETS


                                                 MARCH 31,        DECEMBER 31,
                                                   1996              1995
                                             ----------------    --------------
CURRENT ASSETS:

    Cash                                     $       165,846     $       127,972
    Tenant Rents Receivable                            3,529               2,778
    Tenants Security Deposits                         87,786              84,034
    Prepaid Expenses                                  22,019              24,086
                                             ---------------     ---------------

      TOTAL CURRENT ASSETS                           279,180             238,870
                                             ---------------     ---------------

RESTRICTED DEPOSITS & FUNDED RESERVES:

    Mortgage Impound                                  89,326              57,327
    Reserve for Replacement                          122,358             116,065
                                             ---------------     ---------------

      TOTAL RESTRICTED DEPOSITS & RESERVES           211,684             173,392
                                             ---------------     ---------------


Net Fixed Assets, net                              7,332,840           7,403,427
                                             ---------------     ---------------


OTHER ASSETS:

    Prepaid Loan Fees                                 20,437              20,675
    Deposits                                             939                 997
                                             ---------------     ---------------

      TOTAL OTHER ASSETS                              21,376              21,672
                                             ---------------     ---------------


TOTAL ASSETS                                 $     7,845,080     $     7,837,361
                                             ---------------     ---------------
                                             ---------------     ---------------

The accompanying notes are an intergral part of these Financial Statements.

                           VENETIAN PARK ASSOCIATES, LTD.
                         (A California Limited Partnership)

                                   BALANCE SHEETS

                          LIABILITIES AND PARTNERS' EQUITY


                                                  MARCH 31,        DECEMBER 31,
                                                    1996              1995
                                             ---------------     ---------------
CURRENT LIABILITIES:

    Accounts Payable & Accrued Expenses      $        65,357     $        32,259
    Accrued Interest                                  35,466              36,152
    Tenants Prepaid Rents                              6,321               3,482
    Tenants Security Deposits                         86,462              87,251
    Current Portion of Long Term Debt                107,392             107,392
                                             ---------------     ---------------

      TOTAL CURRENT LIABILITIES                      300,998             266,536
                                             ---------------     ---------------


OTHER LIABILITIES:

    Mortgage Payable - 1st Trust Deed              5,529,185           5,556,153
                                             ---------------     ---------------

      TOTAL OTHER LIABILITIES                      5,529,185           5,556,153
                                             ---------------     ---------------

Partners Equity                                    2,014,897           2,014,672
                                             ---------------     ---------------


TOTAL LIABILITIES AND PARTNERS EQUITY        $     7,845,080     $     7,837,361
                                             ---------------     ---------------
                                             ---------------     ---------------

The accompanying notes are an intergral part of these Financial Statements.

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                THREE MONTHS      THREE MONTHS
                                                   ENDED             ENDED
                                                 MARCH 31,          MARCH 31,
                                                   1996               1995
                                             ----------------    ---------------
Operating Revenue:

    Rental Income                            $        394,051    $       360,876
    Other Rental and Interest Income                   16,067             20,631
                                             ----------------    ---------------

         TOTAL OPERATING REVENUE                      410,118            381,507
                                             ----------------    ---------------

Operating Expenses:

    Repair and Maintenance                             45,015             72,297
    Utilities                                          36,869             44,221
    Managers Salaries                                  40,284             43,596
    Management Fees                                    20,506             19,063
    General and Administrative                         48,747             66,670
    Real Property Taxes and Insurance                  33,141             31,248
    Financial Expenses                                114,506            115,704
    Depreciation                                       70,587             70,320
    Amortization                                          238                238
                                             ----------------    ---------------

         TOTAL OPERATING EXPENSES                     409,893            463,357


NET INCOME (LOSS) FROM OPERATIONS            $            225  $        (81,850)
                                             ----------------    ---------------
                                             ----------------    ---------------


The accompanying notes are an intergral part of these Financial Statements.

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                 THREE MONTHS         THREE MONTHS
                                                                     ENDED               ENDED
                                                                    MARCH 31,           MARCH 31,
                                                                      1996                1995
                                                                 --------------      -------------
Cash flows from operating activities: Net Income/(Loss)          $          225      $    (81,850)
                                                                 --------------      -------------
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:

    Depreciation and amortization                                        70,825              70,558
    Change in assets - (increase) decrease:
      Tenant rents receivable                                              (751)                  0
      Tenants security deposits                                          (3,752)              6,475
      Prepaid expenses                                                    2,067               3,270
      Restricted deposits and reserves                                  (38,292)            (35,975)
      Deposits                                                               58               5,471
    Change in liabilities - increase (decrease):
      Accounts payable and accrued expenses                              32,412              18,641
      Tenants prepaid rents                                               2,839               1,684
      Tenants security deposit payable                                     (789)              2,155
                                                                 ---------------     --------------
                        Total adjustments                                 64,617             72,279
                                                                 ---------------     --------------

Net cash flow provided by (used in) operating activities                  64,842             (9,571)
                                                                 ---------------     --------------

Cash flow from financing activities:
  Principal reduction of long-term debt                                  (26,968)           (25,933)
  Capital distributions to partners                                            0                  0
                                                                 ---------------     --------------

Net cash used by financing activities                                    (26,968)           (25,933)
                                                                 ---------------     --------------

Net increase (decrease) in cash                                           37,874            (35,504)

Cash at beginning of Period                                              127,972            139,074
                                                                 ---------------     --------------

Cash at end of Period                                            $       165,846     $      103,570
                                                                 ---------------     --------------
                                                                 ---------------     --------------

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
      Interest expense                                           $       107,408     $      108,443
      State franchise tax                                                    800                800


The accompanying notes are an intergral part of these Financial Statements.

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                          STATEMENT OF PARTNER'S EQUITY

                                                              THREE MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                                 1996
                                                           ---------------
    Balance at January 1, 1996                             $     2,014,672
    Net income (loss)                                                  225
    Cash Distributions                                                   0
                                                           ---------------

      BALANCE AT MARCH 31, 1996                            $     2,014,897
                                                           ---------------
                                                           ---------------


The accompanying notes are an intergral part of these Financial Statements.

                         Venetian Park Associates, Ltd.
                          Notes to Financial Statements
                        Three Months Ended March 31, 1996


1)   BASIS OF PRESENTATION

     See the Form 10-K for the Year Ended December 31, 1995 for appropriate disclosure to the Financial Statements. The Financial Statements included in the 10-Q omit substantially all disclosures.

2)   ADJUSTING ENTRIES

     All adjustments which are necessary for a fair presentation of the Financial Statements have been made to the Financial Statements presented. All such adjustments are of a normal nature.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

GENERAL

     Operating revenue for the first quarter of this year was $410,118 vs. $381,507 during 1995 first quarter, a jump of $28,611. Likewise, there's been even a more dramatic improvement in net income due to major reductions in operating expenses. Net income for the first three months of 1996 was $225 vs. a net loss of $81,850 during the corresponding quarter last year, an increase of $82,075.

     Combined vacancy/delinquency losses and rental discounts were $45,336 during this year's first quarter vs. $79,944 during the 1995 first quarter, a reduction of $34,608. Because of gradually improving rental conditions in the Stockton area, we have been able to reduce rental incentives from $14,875 during the first quarter of last year to only $5,724 during this year's first quarter, a reduction of $9,151.

     Operating expenses during the first quarter of 1996 were held to $409,893 vs. $463,357 during last year's first quarter, a substantial decline of $53,464. Savings have been made in both fixed and variable expenses as well as repairs, maintenance and replacements.

     On March 31, 1996, the Property's cash accounts contained $165,846 vs. $103,570 during the first quarter last year. The FHA replacement reserve account as of March 31, 1996, was $122,358 vs. $119,497 on the same date last year.

LIQUIDITY AND CAPITAL RESOURCES

     There were no cash distributed in January, 1996 to the limited partners per HUD-FHA regulations. Should sufficient funds be available, semi-annual distributions to the Partnership will resume in July.

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

          Not Applicable

ITEM 5.   OTHER INFORMATION

          Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   EXHIBITS

               Exhibits other than those listed have been omitted because they are nonexistent, inapplicable or because the required information is given in the Financial Statements of notes thereto.

          b)   REPORT ON FORM 8-K

               Not Applicable

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              VENETIAN PARK ASSOCIATES, LIMITED




DATED:    April 24, 1996                 By /s/Norman Jacobson
                                            -----------------------------------
                                               Norman Jacobson
                                               General Partner