Form 10-Q
period 1996-06-30
VENETIAN PARK ASSOCIATES LTD
filed 1996-08-14
CIK 745345

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                                           Commission File
June 30, 1996                                               No. 0-11980


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
                                                   -----    -----

                         PART I.  FINANCIAL INFORMATION

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                     ASSETS


                                                  JUNE 30,        DECEMBER 31,
                                                    1996              1995
                                               --------------    --------------

CURRENT ASSETS:

    Cash                                        $    215,618      $    127,972
    Tenant Rents Receivable                            2,778             2,778
    Tenants Security Deposits                         88,344            84,034
    Prepaid Expenses                                  22,019            24,086
                                               --------------    --------------

      TOTAL CURRENT ASSETS                           328,759           238,870
                                               --------------    --------------

RESTRICTED DEPOSITS & FUNDED RESERVES:

    Mortgage Impound                                 114,792            57,327
    Reserve for Replacement                          128,651           116,065
                                               --------------    --------------

      TOTAL RESTRICTED DEPOSITS & RESERVES           243,443           173,392
                                               --------------    --------------


Fixed Assets, Net                                  7,262,253         7,403,427
                                               --------------    --------------


OTHER ASSETS:

    Prepaid Loan Fees                                 20,199            20,675
    Deposits                                             939               997
                                               --------------    --------------

      TOTAL OTHER ASSETS                              21,138            21,672
                                               --------------    --------------


TOTAL ASSETS                                    $  7,855,593      $  7,837,361
                                               ==============    ==============




The accompanying notes are an intergral part of these Financial Statements.

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                        LIABILITIES AND PARTNERS' EQUITY


                                                  JUNE 30,        DECEMBER 31,
                                                    1996              1995
                                               --------------    --------------

CURRENT LIABILITIES:

    Accounts Payable & Accrued Expenses         $     88,384      $     32,259
    Accrued Interest                                  35,466            36,152
    Tenants Prepaid Rents                              8,430             3,482
    Tenants Security Deposits                         91,605            87,251
    Current Portion of Long Term Debt                107,392           107,392
                                               --------------    --------------

      TOTAL CURRENT LIABILITIES                      331,277           266,536
                                               --------------    --------------


OTHER LIABILITIES:

    Mortgage Payable - 1st Trust Deed              5,502,598         5,556,153
                                               --------------    --------------

      TOTAL OTHER LIABILITIES                      5,502,598         5,556,153
                                               --------------    --------------

Partners Equity                                    2,021,718         2,014,672
                                               --------------    --------------


TOTAL LIABILITIES AND PARTNERS EQUITY           $  7,855,593      $  7,837,361
                                               ==============    ==============





The accompanying notes are an intergral part of these Financial Statements.

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS



                                                  THREE MONTHS    THREE MONTHS
                                                     ENDED           ENDED
                                                    JUNE 30,        JUNE 30,
                                                      1996            1995
                                                  ------------    ------------
Operating Revenue:

    Rental Income                                 $    379,769    $    369,167
    Other Rental and Interest Income                    17,801          23,948
                                                  ------------    ------------

         TOTAL OPERATING REVENUE                       397,570         393,115
                                                  ------------    ------------

Operating Expenses:

    Repair and Maintenance                              45,635          64,082
    Utilities                                           41,011          46,255
    Managers Salaries                                   37,966          47,745
    Management Fees                                     19,895          19,656
    General and Administrative                          27,433          34,644
    Real Property Taxes and Insurance                   33,141          31,247
    Financial Expenses                                 114,843         115,387
    Depreciation                                        70,587          70,320
    Amortization                                           238             238
                                                  ------------    ------------

         TOTAL OPERATING EXPENSES                      390,571         429,574
                                                  ------------    ------------

NET INCOME (LOSS) FROM OPERATIONS                 $      6,819    $    (36,459)
                                                  ============    ============


The accompanying notes are an intergral part of these Financial Statements.

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS



                                                   SIX MONTHS     SIX MONTHS
                                                     ENDED           ENDED
                                                    JUNE 30,        JUNE 30,
                                                      1996            1995
                                                  ------------    ------------
Operating Revenue:

    Rental Income                                 $    773,820    $    730,043
    Other Rental and Interest Income                    33,868          44,579
                                                  ------------    ------------

         TOTAL OPERATING REVENUE                       807,688         774,622
                                                  ------------    ------------

Operating Expenses:

    Repair and Maintenance                              90,650         136,379
    Utilities                                           77,880          90,476
    Managers Salaries                                   78,250          91,341
    Management Fees                                     40,401          38,719
    General and Administrative                          76,180         101,314
    Real Property Taxes and Insurance                   66,282          62,495
    Financial Expenses                                 229,349         231,091
    Depreciation                                       141,174         140,640
    Amortization                                           476             476
                                                  ------------    ------------

         TOTAL OPERATING EXPENSES                      800,642         892,931
                                                  ------------    ------------

NET INCOME (LOSS) FROM OPERATIONS                 $      7,046    $   (118,309)
                                                  ------------    ------------



The accompanying notes are an intergral part of these Financial Statements.

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                             SIX MONTHS      SIX MONTHS
                                                               ENDED           ENDED
                                                              JUNE 30,        JUNE 30,
                                                                1996            1995
                                                            ------------    ------------
Cash flows from operating activities:
    Net Income/(Loss)                                       $      7,046    $   (118,309)
                                                            ------------    ------------

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

    Depreciation and amortization                                141,650         141,116
    Change in assets - (increase) decrease:
      Tenant rents receivable                                          0               0
      Tenants security deposits                                   (4,310)          5,991
      Prepaid expenses                                             2,067          14,831
      Restricted deposits and reserves                           (70,051)        (30,342)
      Deposits                                                        58           4,896
    Change in liabilities - increase (decrease):
      Accounts payable and accrued expenses                       55,439          (2,531)
      Tenants prepaid rents                                        4,948          (1,432)
      Tenants security deposit payable                             4,354           1,800
                                                            ------------    ------------

                                       Total adjustments         134,155         134,329
                                                            ------------    ------------

Net cash flow provided by (used in) operating activities:        141,201          16,020
                                                            ------------    ------------

Cash flow from financing activities:
    Principal reduction of long-term debt                        (53,555)        (50,561)
    Capital distributions to partners                                  0               0
                                                            ------------    ------------

Net cash used by financing activities                            (53,555)        (50,561)
                                                            ------------    ------------

Net increase (decrease) in cash                                   87,646         (34,541)

Cash at beginning of Period                                      127,972         139,074
                                                            ------------    ------------

Cash at end of Period                                       $    215,618    $    104,533
                                                            ============    ============

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest expense                                      $    215,198    $    218,192
        State franchise tax                                          800             800


The accompanying notes are an intergral part of these Financial Statements.

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                          STATEMENT OF PARTNER'S EQUITY


                                                            SIX MONTHS
                                                              ENDED
                                                             JUNE 30,
                                                               1996
                                                          --------------

     Balance at January 1, 1996                           $    2,014,672
     Net income (loss)                                             7,046
     Cash Distributions                                                0
                                                          --------------

         BALANCE AT JUNE 30, 1996                         $    2,021,718
                                                          ==============








The accompanying notes are an intergral part of these Financial Statements.

                         VENETIAN PARK ASSOCIATES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1996


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

GENERAL

     Operating income for the first six months of this year was $807,689 vs. $774,622 during the same period last year, an increase of $33,067. Net income jumped to $7,046 for the 1996 first half from a net loss of $118,309 sustained last year during the corresponding period. This represents a $125,355 increase in cash flow attributable to dramatic increase in revenue and decrease in operating expenses.

     The scheduled monthly rent roll for June 1996, was $147,505 vs. $146,609 at the same time last year, an increase of $896. Aggregate vacancy/delinquency losses and rental discounts were $106,816 this year through June 30th vs. $148,836 for the corresponding period last year, a slash of $42,020. Of this amount, the greatest contribution was made by a $14,376 reduction in net delinquency losses and a $20,356 cut in rental incentives. In addition to strong management, we attribute this improvement to a noticeable firming in the rental market. However, it is still premature to consider rent increases of any magnitude.

     Operating expenses this year through June 30th were $800,643 vs $892,931 during the same period last year, a reduction of $92,288. In accomplishing these savings, we are not cutting corners. Instead, we have implemented more efficient methods of performing on-site maintenance including exterior painting and time-consuming repairs.

     The cash accounts contained $303,962 on June 30, 1996, which included $88,344 in tenant security deposits. Last year on the same date, the cash accounts contained $212,006. The Property's FHA replacement reserve account stood at $128,651 on June 30, 1996, vs. $116,065 on the same date last year.

LIQUIDITY AND CAPITAL RESOURCES

     There were no cash distributed in June 30, 1996 to the limited partners per HUD-FHA regulations. Although operating results have improved substantially and we have booked almost $100,000 in cash flow for the first six months of this year, we are holding back cash distribution until we have completed the ongoing exterior paint job and certain replacements including some roofs, bridges, and paved areas.

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

                                       VENETIAN PARK ASSOCIATES, LTD.



DATED:    August 8, 1996               By /s/ Norman Jacobson
                                         -----------------------------
                                          Norman Jacobson
                                          General Partner