Form 10-Q
period 1996-09-30
VENETIAN PARK ASSOCIATES LTD
filed 1996-11-14
CIK 745345

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period Ended                   Commission File
September 30, 1996                               No. 0-11980

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
                                       ---    ---
Indicate the number of shares (units) outstanding of each of the issuer's classes of common stock (units) as of the latest practicable date (applicable only to corporate issuer) 6,041 limited partnership units issued and outstanding.

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                               REPORT ON FORM 10-Q
                    For the Quarter Ended September 30, 1996


                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS:

               Balance Sheets                                                3-4

               Statements of Operations                                      5-6

               Statements of Changes in Partners' Equity                       7

               Statements of Cash Flows                                        8

               Notes to Financial Statements                                   9

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.              10

PART II.  OTHER INFORMATION                                                   11

SIGNATURE                                                                     12

                        PART I.  FINANCIAL INFORMATION

                        VENETIAN PARK ASSOCIATES, LTD.
                      (A California Limited Partnership)

                                BALANCE SHEETS

                                    ASSETS


                                                SEPTEMBER 30,      DECEMBER 31,
                                                    1996              1995
                                                -------------      ------------
                                                 (unaudited)
Current Assets:
---------------

    Cash                                         $  263,931         $  127,972
    Tenant Rents Receivable                           2,778              2,778
    Tenants Security Deposits                        88,901             84,034
    Prepaid Expenses                                 30,365             24,086
                                                 ----------         ----------
      TOTAL CURRENT ASSETS                          385,975            238,870
                                                 ----------         ----------

Restricted Deposits & Funded Reserves:
--------------------------------------

    Mortgage Impound                                133,351             57,327
    Reserve for Replacement                         134,944            116,065
                                                 ----------         ----------

      TOTAL RESTRICTED DEPOSITS & RESERVES          268,295            173,392
                                                 ----------         ----------

Fixed Assets, Net                                 7,191,666          7,403,427
                                                 ----------         ----------

Other Assets:
-------------

    Prepaid Loan Fees                                19,961             20,675
    Deposits                                          2,334                997
                                                 ----------         ----------

      TOTAL OTHER ASSETS                             22,295             21,672
                                                 ----------         ----------

TOTAL ASSETS                                     $7,868,231         $7,837,361
                                                 ----------         ----------
                                                 ----------         ----------

The accompanying notes are an intergral part of these Financial Statements.

                        VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                                BALANCE SHEETS

                        LIABILITIES AND PARTNERS' EQUITY

                                                SEPTEMBER 30,      DECEMBER 31,
                                                    1996              1995
                                                -------------      ------------
                                                 (unaudited)
Current Liabilities:
--------------------

    Accounts Payable & Accrued Expenses          $  117,837         $  32,259
    Accrued Interest                                 35,466            36,152
    Tenants Prepaid Rents                             4,732             3,482
    Tenants Security Deposits                       103,466            87,251
    Current Portion of Long Term Debt               107,392           107,392
                                                 ----------         ----------

      TOTAL CURRENT LIABILITIES                     368,893            266,536
                                                 ----------         ----------

Other Liabilities:
------------------

    Mortgage Payable - 1st Trust Deed             5,475,499          5,556,153
                                                 ----------         ----------

      TOTAL OTHER LIABILITIES                     5,475,499          5,556,153
                                                 ----------         ----------

Partners Equity                                   2,023,839          2,014,672
                                                 ----------         ----------

TOTAL LIABILITIES AND PARTNERS EQUITY            $7,868,231         $7,837,361
                                                 ----------         ----------
                                                 ----------         ----------

The accompanying notes are an intergral part of these Financial Statements.

                       VENETIAN PARK ASSOCIATES, LTD.
                     (A California Limited Partnership)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                THREE MONTHS       THREE MONTHS
                                                    ENDED              ENDED
                                                SEPTEMBER 30,      SEPTEMBER 30,
                                                    1996               1995
                                                -------------      -------------
Operating Revenue:
------------------

    Rental Income                                 $385,566           $347,227
    Other Rental and Interest Income                20,574             22,869
                                                  --------           --------

      TOTAL OPERATING REVENUE                      406,140            370,096
                                                  --------           --------

Operating Expenses:
-------------------

    Repair and Maintenance                          42,410             65,957
    Utilities                                       47,382             49,012
    Managers Salaries                               39,223             38,220
    Management Fees                                 20,293             18,505
    General and Administrative                      36,473             42,682
    Real Property Taxes and Insurance               33,969             31,526
    Financial Expenses                             113,445            113,484
    Depreciation                                    70,587             70,320
    Amortization                                       238                238
                                                  --------           --------

      TOTAL OPERATING EXPENSES                     404,020            429,944
                                                  --------           --------

NET INCOME (LOSS) FROM OPERATIONS                 $  2,120           $(59,848)
                                                  --------           --------
                                                  --------           --------

NET INCOME (LOSS) PER UNIT
 (6,041 Limited Partnership units issued
 and outstanding)                                 $   0.35           $  (9.91)
                                                  --------           --------
                                                  --------           --------

The accompanying notes are an intergral part of these Financial Statements.

                        VENETIAN PARK ASSOCIATES, LTD.
                      (A California Limited Partnership)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                 NINE MONTHS        NINE MONTHS
                                                    ENDED              ENDED
                                                SEPTEMBER 30,      SEPTEMBER 30,
                                                    1996               1995
                                                -------------      -------------
Operating Revenue:
------------------

    Rental Income                                $1,159,386         $1,077,270
    Other Rental and Interest Income                 54,441             67,448
                                                 ----------         ----------

      TOTAL OPERATING REVENUE                     1,213,827          1,144,718
                                                 ----------         ----------

Operating Expenses:
-------------------

    Repair and Maintenance                          133,058            202,336
    Utilities                                       125,262            139,488
    Managers Salaries                               117,473            129,561
    Management Fees                                  60,694             57,224
    General and Administrative                      112,653            143,996
    Real Property Taxes and Insurance               100,251             94,021
    Financial Expenses                              342,794            344,575
    Depreciation                                    211,761            210,960
    Amortization                                        714                714
                                                 ----------         ----------

      TOTAL OPERATING EXPENSES                    1,204,660          1,322,875
                                                 ----------         ----------

NET INCOME (LOSS) FROM OPERATIONS                $    9,167         $ (178,157)
                                                 ----------         ----------
                                                 ----------         ----------

NET INCOME (LOSS) PER UNIT
 (6,041 Limited Partnership units
 issued and outstanding)                         $     1.52         $   (29.49)
                                                 ----------         ----------
                                                 ----------         ----------

The accompanying notes are an intergral part of these Financial Statements.

                        VENETIAN PARK ASSOCIATES, LTD.
                      (A California Limited Partnership)

                         STATEMENT OF PARTNER'S EQUITY
                                  (Unaudited)


                                                           NINE MONTHS
                                                              ENDED
                                                          SEPTEMBER 30,
                                                              1996
                                                          -------------
Balance at January 1, 1996                                 $2,014,672
Net income (loss)                                               9,167
Cash Distributions                                                  0
                                                           ----------

      BALANCE AT SEPTEMBER 30, 1996                        $2,023,839
                                                           ----------
                                                           ----------

The accompanying notes are an intergral part of these Financial Statements.

                          VENETIAN PARK ASSOCIATES, LTD.
                        (A California Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 NINE MONTHS        NINE MONTHS
                                                    ENDED              ENDED
                                                SEPTEMBER 30,      SEPTEMBER 30,
                                                    1996               1995
                                                -------------      -------------
Cash flows from operating activities:
Net Income/(Loss)                                 $  9,167           $(178,157)
                                                  --------           ---------

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

    Depreciation and amortization                  212,475             211,674
    Change in assets - (increase) decrease:
      Tenant rents receivable                            0                   0
      Tenants security deposits                     (4,867)                492
      Prepaid expenses                              (6,279)             (3,114)
      Restricted deposits and reserves             (94,903)            (47,946)
      Deposits                                      (1,337)              5,896
    Change in liabilities - increase (decrease):
      Accounts payable and accrued expenses         84,892              21,257
      Tenants prepaid rents                          1,250              (1,704)
      Tenants security deposit payable              16,215               6,096
                                                  --------           ---------

        Total adjustments                          207,446             192,651
                                                  --------           ---------

Net cash flow provided by (used in) operating
activities:                                        216,613              14,494
                                                  --------           ---------

Cash flow from financing activities:
  Principal reduction of long-term debt            (80,654)            (75,663)
  Capital distributions to partners                      0                   0
                                                  --------           ---------

Net cash used by financing activities              (80,654)            (75,663)
                                                  --------           ---------

Net increase (decrease) in cash                    135,959             (61,169)

Cash at beginning of Period                        127,972             139,074
                                                  --------           ---------

Cash at end of Period                             $263,931           $  77,905
                                                  --------           ---------
                                                  --------           ---------

Supplemental disclosures of cash flow
information:
  Cash paid during the year for:
      Interest expense                            $322,475           $ 327,467
        State franchise tax                            800                 800

The accompanying notes are an intergral part of these Financial Statements.

                         Venetian Park Associates, Ltd.
                          Notes to Financial Statements
                      Nine Months Ended September 30, 1996

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ----------------------

RESULTS OF OPERATIONS

GENERAL
-------

     Operating income for the first nine months of this year was $1,213,827 vs. $1,144,718 during the same period last year, an increase of $69,109. Net income jumped to $9,167 for the 1996 first nine months from a net loss of $178,157 sustained last year during the corresponding period. This represents a $187,324 increase in cash flow attributable to dramatic increase in revenue and decrease in operating expenses.

     The scheduled monthly rent roll for September 1996, was $147,926 vs. $146,477 at the same time last year, an increase of $1,449. Aggregate vacancy/delinquency losses and rental discounts were $162,593 this year through September 30th vs. $239,589 for the corresponding period last year, a reduction of $79,966 or 32%.

     Operating expenses which were $1,204,660 for the nine months ended September 30, were trimmed by $118,215 vs $1,322,875 during the same period last year. There were reductions in all major categories, notably in repairs and maintenance and variable expenses. Thanks to an extraordinarily competent on-site maintenance crew, numerous repairs, both major and minor, are being handled on site.

     Cash accounts on September 30, 1996 amounted to $352,832 (including $88,901 in tenant refundable security deposits). The Property's FHA replacement reserve account stood at $134,944 on September 30, 1996, vs. $114,579 on the same date the year before.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     There were no cash distributed in September 30, 1996 to the limited partners per HUD-FHA regulations. As set forth therein, there is a striking improvement in operating results and our cash reserves have mushroomed. We feel comfortable in saying that cash distributions will resume in January accompanied by your year-end reports.

                          PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
-------   -----------------

          Not Applicable

ITEM 2.   CHANGES IN SECURITIES
-------   ---------------------

          Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-------   -------------------------------

          Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

          Not Applicable

ITEM 5.   OTHER INFORMATION
-------   -----------------

          Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

          a)   EXHIBITS
               --------

          Exhibits other than those listed have been omitted because they are nonexistent, inapplicable or because the required information is given in the Financial Statements or notes thereto.

          b)   REPORTS ON FORM 8-K
               -------------------

               Not Applicable

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Santa Monica of California.

                                       VENETIAN PARK ASSOCIATES, LTD.
                                         (A California Limited Partnership)

DATED:    October 25, 1996             By
                                          -------------------------------------
                                          Norman Jacobson
                                          General Partner