Form 10-K405
period 1996-12-31
VENETIAN PARK ASSOCIATES LTD
filed 1997-03-24
CIK 745345

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549


                                      FORM 10-K

                                    ANNUAL REPORT

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934


For the year ended                                        Commission File Number
December 31, 1996                                                 0-11980


                            VENETIAN PARK ASSOCIATES, LTD.
                               (A LIMITED PARTNERSHIP)
                (Exact name of registrant as specified in its charter)


      California                                                95-3887496
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

                     YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                  TABLE OF CONTENTS




                                                                            PAGE

PART I
Item 1.  Business                                                         1 - 4
Item 2.  Properties                                                           5
Item 3.  Legal Proceedings                                                    5
Item 4.  Submission of Matters to a Vote of Security Holders                  5

PART II
Item 5.  Market Price of and Dividends on the Registrant's
              Common Equity and Related Stockholder Matters                   6
Item 6.  Selected Financial Data                                              6
Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         7 - 8
Item 8.  Financial Statements                                            9 - 19
Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                            20

PART III
Item 10. Directors and Executive Officers of the Partnership            20 - 22
Item 11. Executive Compensation                                         23 - 24
Item 12. Security Ownership of Certain Beneficial
              Owners and Management                                          24
Item 13. Certain Relationships and Related Transactions                      25

PART IV
Item 14. Exhibits, Financial Statement Schedules and
              Reports on Form 10-K                                      26 - 28
         Signatures                                                          29

                                        PART I

ITEM 1 - BUSINESS

Venetian Park Associates, Ltd., a California limited partnership (the "Registrant") was formed on October 31, 1983 to acquire, own and operate a 295 unit rental housing project known as Venetian Park Apartments (the "Property") on a parcel of real property located at 1540, 1555 and 1560 Mosaic Way and 4841 North Pershing Avenue, Stockton, California, for $10,925,000, in accordance with
Section 221(d) (4) of the National Housing Act, as amended, and the rules and regulations of the Department of Housing and Urban Development pertaining thereto. Norman Jacobson and Theodore J. Weill are the general partners (the "General Partners") of Registrant.

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

APARTMENT MIX

NUMBER   TYPE                                       SQ.FT.EA.      TOTAL SQ.FT.
------   ----                                       ---------      ------------

  60     Studios                                          510            30,600
  92     1-bedroom, 1 bath                                694            63,848
  48     2-bedroom, 1 bath                                900            43,200
  72     2-bedroom, 2 bath                              1,080            77,760
  12     2-bedroom, 2 bath (Villa)                      1,282            15,384
  11     2-bedroom, 2.5 bath (Townhouse)                1,420            15,620
  --                                                                     ------

 295     TOTAL LIVABLE SQUARE FOOTAGE                                   246,412

ITEM 1 - BUSINESS:

                               VENETIAN PARK APARTMENTS

                                SCHEDULED GROSS INCOME

                               BEGINNING JANUARY, 1997

                                     RENTAL RATES



              TYPE                               SQ. FT. EA.        CURRENT
              ----                               -----------        -------
                                                                     RENTS
                                                                     -----

Studio, 1 Bath                                       510          $375 - $426

1 Bedroom, 1 Bath                                    694          $391 - $515

2 Bedroom, 1 Bath                                    900          $450 - $556

2 Bedroom, 2 Bath                                  1,080          $499 - $656

2 Bedroom, 2 Bath (Villa)                          1,282          $600 - $706

2 Bedroom, 2.5 Bath (Townhouse)                    1,420          $650 - $706

SCHEDULED MONTHLY RENTS................................................$148,4138

SCHEDULED MONTHLY RENTS x 12 MONTHS...................................$1,780,956
LAUNDRY INCOME...........................................................$20,000
MISCELLANEOUS INCOME (1).................................................$41,000
INTEREST INCOME..........................................................$11,000
TOTAL SCHEDULED GROSS REVENUES........................................$1,852,956

----------

(1) Net security deposit forfeitures plus late charges and miscellaneous income.

ITEM 2 - PROPERTIES:

                                   LOAN INFORMATION

                               VENETIAN PARK APARTMENTS

Registrant's only property is a 295-unit apartment complex (herein the "Property") consisting of 41 buildings on a 16.44 acre site at 1540, 1555 and 1560 Mosaic Way and 4841 North Pershing Avenue, Stockton, California, and commonly known as the Venetian Park Apartments. The Property is subject to encumbrances, consisting of four (one for each parcel) first trust deed notes totaling $5,555,954 at December 31, 1996. The General Partners believe that the foregoing Property is adequately covered by insurance. Also, at this time there are no proposed programs for renovation, improvements or further development of the Property.

FIRST TRUST DEED INFORMATION
Monthly payments:..........$44,792
Interest rate:.............7.5% and 8%
Amortization schedule:.....25 to 26 years
Year due and payable:......until paid (2017 to 2018)
Loan balance when due:.....$0
First trust deed holder:   State Teachers' Retirement Board of Ohio and Colonial
                           Mortgage Service Co.
Assumption fee:............$32,500

          Phase               Monthly Payment     Interest Rate
          -----               ---------------     -------------

             I                    $14,951              8.0%
            II                     12,933              7.5%
           III                     15,894              7.5%
            IV                      1,013              7.5%

ITEM 3 - LEGAL PROCEEDINGS:

A former employee has filed a complaint claiming discrimination with the State of California. The outcome of this filing is unknown at this time. The Company believes the complaint is completely without merit and intends to vigorously defend its position. Legal Council has been hired, but at the present time, is unable to provide a reliable estimate of the claimed damages or costs of defense.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

There were no matters submitted during the fourth quarter of 1996 to a vote of security holders.

                                       PART II

ITEM 5 - MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Limited Partnership Units have limited transferability and no established public trade market has developed or is expected to develop in the future.

There were approximately 530 holders of Limited partnership Units at December 31, 1996, holding 6,041 Limited Partnership Units of Registrant. Although the General Partners have an equity interest in Registrant, they were not issued units. The general partners own 61 units, giving the partnership a total of 6,102 partner units.

During 1996, the Registrant paid $0; during 1995, paid $0; and during 1994, paid $60,410 or $10 per unit. Additionally, the Registrant paid the General Partners the following distributions: $2,685, $0 and $0 for 1994, 1995 and 1996, respectively.

ITEM 6 - SELECTED FINANCIAL DATA


YEAR                 OPERATIONAL DATA                    BALANCE SHEET DATA
----                 ----------------                    ------------------
                                        NET INCOME                     TOTAL
                        NET INCOME    (LOSS) PER LTD.                LONG-TERM
        NET REVENUES      (LOSS)       PARTNER UNIT   TOTAL ASSETS      DEBT

1996     $1,622,281     $ (13,062)       $ (2.16)     $7,757,031     $5,555,954

1995      1,590,577      (188,611)        (31.22)      7,837,361      5,663,545

1994      1,628,405       (98,415)        (16.29)      8,139,694      5,763,051

1993      1,700,458       (79,447)        (13.16)      8,399,527      5,855,221

1992      1,692,894        (5,335)         (0.88)      8,788,391      5,942,549


                             PER UNIT LIMITED PARTNER
                                CASH DISTRIBUTIONS

                               1996               $0

                               1995                0

                               1994            10.00

                               1993            34.00

                               1992            30.00

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

Operating income for 1996 substantially increased on a year-to year basis:
$1,609,005 in 1996 vs. $1,542,887 in 1995, an increase of $66,118.  Net spendable last year was $159,060 vs. ($36,398) during 1995, an increase of $195,458.

The scheduled gross monthly rent roll for December 1996 was $148,308 vs. $146,469, an increase of $1,839. At the same time, vacancy losses for 1996 were $202,739 vs. $192,127 for 1995, an increase of $10,612. Operating expenses and replacements during 1996 were $884,245 vs. $1,013,049 the prior year a decrease of $128,804. Repairs and maintenance were reduced by $56,839 when comparing 1996 and 1995.

Besides high tenant turnovers which are believed to be on the decline, the increase in operating income was achieved primarily through cuts in rental incentives and delinquency losses. Operating expenses were significantly reduced due to the elimination of apartment allowances for maintenance, leasing and office personnel, along with a reduction of utility costs and variable expenses.

Variable expenses decreased by $32,378 over the previous year ($134,546 vs. $166,923 mostly due to the elimination of apartment allowances for maintenance and leasing office personnel. In addition, legal fees went up by $2,889 due to higher eviction costs and legal research for determining means, if any, of reducing accounting costs by eliminating SEC requirements for 10-K and 10-Q forms. Landscaping expenses also went up by $12,891 due to costs of correcting storm damage (removal and replacement of trees, flowers and shrubbery) -- also, repairs and additions to the sprinkler system.

Repairs and maintenance decreased by $56,239 over the previous year ($53,559 vs. $110,398). Savings in repairs and maintenance were accomplished by performing a substantial amount of work with on-site personnel resulting in expense reductions.

Replacement expenses in 1996 increased by $1,442 ($64,214 vs. $62,772).

Cash on hand as of December 31, 1996, was $376,368 of which $89,460 consisted of tenant refundable security deposits. At the same time the previous year, cash on hand was $212,007. The Property's FHA replacement reserves as of December 31, 1996 stood at $141,237 substantially increased from the $116,065 on hand the year before.

With Stockton's unemployment rate still in excess of 10%, we must continue the task of bringing in financially qualified tenants from a smaller base. This will require the continued use of two leasing consultants, heavy advertising and ongoing expenditures for completion of the exterior work to say nothing of anticipated costs in connection with repainting (and in some cases recarpeting and replacing window coverings and vinyl floors) of vacated apartments.

ANALYSIS OF CASH FLOWS:

Operating Activities:

The Partnership had a positive cash flow from operating activities of $305,078, $90,989 and $225,890 for each of the three years in the period ended December 31, 1996, respectively. The increase in positive cash flow from operations was largely attributable to the decline in vacancies, delinquency losses, rent concessions and a large cut in operating expenses.

Financing Activities:

The principal repayment of long-term debt remain consistent over the three-year period. There were no capital distributions to partners in 1996 due to the soft rental market. The Partnership declared and paid a distribution in January 1997 for the 1996 year. The distribution although relatively small at $60,410, it is the first to be issued in some period of time indicating that the Property has finally turned the corner after a long drought. The distributions to partners were $0, $0 and $63,095 for each of the three years in the period ended December 31, 1996, respectively.

ITEM 8 - FINANCIAL STATEMENTS

The Registrant's Financial Statements for the periods ended December 31, 1996, 1995 and 1994 follow.

                                                                      Page
                                                                     Number
                                                                     ------

Independent Auditors' Report...............................            10

Balance Sheets.............................................            11

Statements of Operation....................................            12

Statements of Changes in Partners' Equity..................            13

Statements of Cash Flows...................................            14

Notes to Financial Statements..............................          15 - 19

                                     [LETTERHEAD]


                             INDEPENDENT AUDITORS' REPORT



TO VENETIAN PARK ASSOCIATES, LTD.
SANTA MONICA, CALIFORNIA


We have audited the accompanying balance sheets of VENETIAN PARK ASSOCIATES, LTD. (A LIMITED PARTNERSHIP) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venetian Park Associates, Ltd. (A Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ Block, Plant, Eisner, Fiorito & Belak-Berger


Encino, California
FEBRUARY 27, 1997

                            VENETIAN PARK ASSOCIATES, LTD.
                               (A LIMITED PARTNERSHIP)

                                    BALANCE SHEETS

                              DECEMBER 31, 1996 AND 1995


                                        ASSETS

                                                        1996           1995
                                                    ------------   ------------

Current assets:
  Cash                                              $    286,908   $    127,972
  Tenants' rents receivable                                2,778          2,778
  Tenants' security deposits                              89,460         84,034
  Prepaid expenses                                        24,886         24,086
                                                    ------------   ------------

       Total current assets                              404,032        238,870
                                                    ------------   ------------

Restricted deposits and funded reserves:
  Mortgage escrow deposits                                54,633         57,327
  Reserve for replacements                               141,237        116,065
                                                    ------------   ------------

                                                         195,870        173,392
                                                    ------------   ------------

Fixed assets, net                                      7,136,468      7,403,427
                                                    ------------   ------------

Other assets:
  Prepaid loan fees, net of accumulated
    amortization of $12,684 in 1996 and
    $11,731 in 1995                                       19,722         20,675
  Deposits                                                   939            997
                                                    ------------   ------------

                                                          20,661         21,672
                                                    ------------   ------------

                                                    $  7,757,031   $  7,837,361
                                                    ------------   ------------
                                                    ------------   ------------

                           LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
  Accounts payable - trade and accrued expenses     $     57,479   $     32,259
  Accrued interest                                        35,466         36,152
  Tenants' prepaid rents                                   5,184          3,482
  Tenants' security deposits                             101,338         87,251
  Current portion of long-term debt                      115,920        107,392
                                                    ------------   ------------

       Total current liabilities                         315,387        266,536

Other liabilities:
  Long-term debt, net of current portion               5,440,034      5,556,153

Commitments and contingencies

Partners' equity                                       2,001,610      2,014,672
                                                    ------------   ------------

                                                     $ 7,757,031    $ 7,837,361
                                                    ------------   ------------
                                                    ------------   ------------


      The accompanying notes are an integral part of these financial statements.

                            VENETIAN PARK ASSOCIATES, LTD.
                               (A LIMITED PARTNERSHIP)

                               STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                         1996           1995          1994
                                      -----------    -----------   -----------

Revenues:
  Rental income                       $ 1,549,615    $ 1,503,619   $ 1,546,175
  Other income                             61,201         77,337        76,078
  Interest income                          11,465          9,621         6,152
                                      -----------    -----------   -----------

                                        1,622,281      1,590,577     1,628,405
                                      -----------    -----------   -----------

Expenses:
  Administrative                          256,375        322,831       283,693
  Utilities                               171,759        182,018       176,210
  Operating and maintenance               305,075        370,300       345,627
  Taxes and insurance                     162,612        154,989       165,389
  Financial expense                       457,423        464,950       472,866
  Depreciation and amortization           281,299        283,300       282,235
                                      -----------    -----------   -----------

                                        1,634,543      1,778,388     1,726,020
                                      -----------    -----------   -----------

Loss before franchise tax                 (12,262)      (187,811)      (97,615)

Franchise tax                                 800            800           800
                                      -----------    -----------   -----------

Net loss                              $   (13,062)   $  (188,611)  $   (98,415)
                                      -----------    -----------   -----------
                                      -----------    -----------   -----------

Net (loss) per limited
  partnership interest (6,041 units)  $     (2.16)   $    (31.22)  $    (16.29)
                                      -----------    -----------   -----------
                                      -----------    -----------   -----------


      The accompanying notes are an integral part of these financial statements.

                            VENETIAN PARK ASSOCIATES, LTD.
                               (A LIMITED PARTNERSHIP)

                      STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                       GENERAL       LIMITED
                                        PARTNERS     PARTNERS        TOTAL
                                       (61 UNITS)  (6,041 UNITS) (6,102 UNITS)
                                      -----------    -----------   -----------

Balance, December 31, 1994             $   24,738     $2,340,055    $2,364,793

December 31, 1994:
  Net loss                                   (984)       (97,431)      (98,415)
  Distribution to partners                 (2,685)       (60,410)      (63,095)
                                       ----------     ----------    ----------

Balance, December 31, 1994                 21,069      2,182,214     2,203,283

December 31, 1995:
  Net loss                                 (1,885)      (186,726)     (188,611)
  Distribution to partners                      0              0             0
                                       ----------     ----------    ----------

Balance, December 31, 1995                 19,184      1,995,488     2,014,672

December 31, 1996:
  Net loss                                   (131)       (12,931)      (13,062)
  Distribution to partners                      0              0             0
                                       ----------     ----------    ----------

Balance, December 31, 1996             $   19,053     $1,982,557    $2,001,610
                                       ----------     ----------    ----------
                                       ----------     ----------    ----------


      The accompanying notes are an integral part of these financial statements.

                            VENETIAN PARK ASSOCIATES, LTD.
                               (A LIMITED PARTNERSHIP)

                               STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                        1996                1995                1994
                                                     -----------         -----------         -----------
Cash flows from operating activities:
  Net (loss)                                         $   (13,062)        $  (188,611)        $   (98,415)
                                                     -----------         -----------         -----------

Adjustments to reconcile net (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                          281,299             283,300             282,235
  Change in assets -(increase) decrease:
      Tenants' rents receivable                                0               3,348                   0
      Tenants' security deposits                          (5,426)                (47)             10,145
      Prepaid expenses                                      (800)             (1,429)              1,165
      Restricted deposits and reserves                   (22,478)              1,070              41,238
      Deposits                                                58               7,574              (4,304)
  Change in liabilities - increase (decrease):
      Accounts payable and accrued expenses               24,526             (23,792)             (3,189)
      Tenants' prepaid rents                               1,702              (1,498)             (5,730)
      Tenants' security deposit payable                   14,087              11,074               2,751
                                                     -----------         -----------         -----------


         Total adjustments                               292,968             279,600             324,311
                                                     -----------         -----------         -----------

Net cash flow provided by
 operating activities                                    279,906              90,989             225,896
                                                     -----------         -----------         -----------

Cash flows from investing activities:
  Acquisition of fixed assets                            (13,379)             (2,585)             (3,448)
                                                     -----------         -----------         -----------

Cash flows from financing activities:
  Principal reduction of long-term debt                 (107,591)            (99,506)            (92,148)
  Capital distributions to partners                            0                   0             (63,095)
                                                     -----------         -----------         -----------


Net cash used by financing activities                   (107,591)            (99,506)           (155,243)
                                                     -----------         -----------         -----------

Net increase (decrease) in cash                          158,936             (11,102)             67,205

Cash at beginning of year                                127,972             139,074              71,869
                                                     -----------         -----------         -----------

Cash at end of year                                  $   286,908         $   127,972         $   139,074
                                                     -----------         -----------         -----------
                                                     -----------         -----------         -----------

Supplemental disclosures of cash
  flow information:
  Cash paid during the year for:
      Interest expense                              $    430,114         $   438,015         $   445,346
      State franchise tax                                    800                 800                 800




      The accompanying notes are an integral part of these financial statements.

                            VENETIAN PARK ASSOCIATES, LTD.
                               (A LIMITED PARTNERSHIP)

                            NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



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

         Cash:

              The partnership maintains cash balances in excess of the current FDIC limit, at Wells Fargo Bank.

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

         Income taxes:

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

                            VENETIAN PARK ASSOCIATES, LTD.
                               (A LIMITED PARTNERSHIP)

                            NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                     (CONTINUED)


1.  Organization and significant accounting policies:

         Advertising costs:

              The Partnership's policy is to expense advertising costs when incurred.

         Use of estimates:

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although actual results could differ from those estimates, management believes that any differences would be immaterial to the financial statements as a whole.


2.  Restricted cash:

         Tenant security deposits:

              The Federal Housing Administration requires that all tenants' security deposits collected be restricted to repayment of extraordinary damages caused by the tenants or repayment to the tenants at the end of their leases. These deposits are to be held in separate bank accounts in the name of the project. The balance in these bank accounts at December 31, 1996 and 1995 was $89,460 and $84,034, respectively.

         Reserve for replacements:

              The FHA also requires reserve for replacement funds to be maintained by the mortgagee for the mortgagor to cover major expenditures of the project for replacements. The payments are included with the mortgage payments and amount to $2,098 per month. The disbursements from this fund require the approval of HUD. The activity was as follows:

                                                     1996           1995
                                                 ------------   -----------

              Balance, beginning of year         $    116,065   $   113,204
              Deposits                                 25,168        25,172
              Interest earned                           3,322         3,260
              Interest withdrawals                     (3,318)       (1,773)
              Replacement expenditures                      0       (23,798)
                                                 ------------   -----------

              Balance, end of year               $    141,237   $   116,065
                                                 ------------   -----------
                                                 ------------   -----------

                            VENETIAN PARK ASSOCIATES, LTD.
                               (A LIMITED PARTNERSHIP)

                            NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                     (CONTINUED)


2.  Restricted cash (continued):

         Mortgage escrow deposits account:

              The mortgage escrow deposits account is also maintained by the mortgagee for the mortgagor for the future payment of insurance and taxes. Payments to the account are included with the monthly mortgage payments. The activity was as follows:

                                                     1996           1995
                                                 ------------   -----------

              Balance, beginning of year         $     57,327   $    61,258
              Deposits                                160,152       153,858
              Disbursements:
                 Property taxes                      (109,417)     (104,528)
                 Hazard insurance                     (25,499)      (28,455)
                 Mortgage insurance                   (27,930)      (24,806)
                                                 ------------   -----------

              Balance, end of year               $     54,633   $    57,327
                                                 ------------   -----------
                                                 ------------   -----------


3.  Fixed assets, net:

         Fixed assets consist of the following:

                                                     1996           1995
                                                 ------------   ------------

         Land                                    $  1,158,278   $  1,158,278
         Buildings                                  9,562,017      9,550,330
         Furniture and fixtures                       310,957        309,265
                                                 ------------   ------------

                                                   11,031,252     11,017,873

              Less accumulated depreciation         3,894,784      3,614,446
                                                 ------------   ------------

                                                 $  7,136,468   $  7,403,427
                                                 ------------   ------------
                                                 ------------   ------------


4.  Mortgage payable:

         The mortgages payable, first trust deeds, are 40-year notes which are insured by HUD under Section 221(d)(4) of the National Housing Act. The notes are secured by first trust deeds on the land and buildings. Under agreements with the mortgage lender and FHA, the Project is required to make monthly escrow deposits for property insurance, mortgage insurance, property taxes and reserve for replacement of fixed assets. The interest rates, monthly installments and outstanding balances due are as follows:

                            VENETIAN PARK ASSOCIATES, LTD.
                               (A LIMITED PARTNERSHIP)

                            NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                     (CONTINUED)


4.  Mortgage payable (continued):


                                         INTEREST     MONTHLY          BALANCE
                                DATE       RATES    INSTALLMENTS       12/31/96
                                ----       -----    ------------       --------
                 I              2017        8.0%      $  14,951      $ 1,778,324
                 II             2017        7.5%         12,933        1,627,961
                 III            2017        7.5%         15,894        2,020,621
                 IV             2018        7.5%          1,013          129,048
                                                      ---------      -----------
                                                      $  44,791      $ 5,555,954
                                                      ---------      -----------
                                                      ---------      -----------


         Mortgage payable maturing in the next five years consists of:

              1997                                              $  115,920
              1998                                                 127,095
              1999                                                 135,064
              2000                                                 145,792
              2001                                                 157,672
              Beyond five years and thereafter                   4,874,411
                                                                ----------
              Total long-term debt                               5,555,954
              Less current portion                                (115,920)
                                                                ----------

                                                                $5,440,034
                                                                ----------
                                                                ----------


5.  Related party transactions:

         Norman Jacobson, a general partner of the partnership, is also an officer and stockholder of Norman Jacobson Realty Resources, Inc. Norman Jacobson Realty Resources, Inc. (NJRR) received a management fee for its services equal to 3% of the project's cash receipts for the current year. NJRR was paid management fees and reimbursed out of pocket expenses totaling $58,918 during the year ended December 31, 1996, $56,493 during the year ended December 31, 1995 and $53,999 during the year ended Decemberr 31, 1994.

         The General Partners received cash compensation from the partnership totaling $32,180 in 1996 and $30,858 in 1995 and $32,084 in 1994
         consisting of project management fees equal to 2% of the project's cash receipts for each year.


6.  Distributions to Limited and General Partners:

         The partnership declared and paid no distributions for the years ended December 31, 1996 and 1995. For the year ended December 31, 1994, the partnership declared and paid distributions in the amount of $63,095.

                            VENETIAN PARK ASSOCIATES, LTD.
                               (A LIMITED PARTNERSHIP)

                            NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                     (CONTINUED)


7.  Commitments and contingencies:

         A former employee has filed a complaint claiming discrimination with the State of California. The outcome of this filing is unknown at this time. It is the position of the Company that the action lacks merit in its entirety and requires a vigorous defense. Council has been hired but at the present time is unable to provide a reliable estimate of the claimed damages or costs of defense.

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

ITEM 11 - EXECUTIVE COMPENSATION

During the year ended December 31, 1996, the General Partners (see Item 13) received cash compensation from Registrant totaling $32,180 consisting of project management fees. Norman Jacobson received $21,320 and Theodore J. Weill received $10,860.

Also, during the year ended December 31, 1996, one of the General Partners and his affiliate, Norman Jacobson Management Co. (see Item 13) received cash compensation from Registrant totaling $58,918 consisting of project management fees and reimbursement for out-of-pocket expenses.

The following table summarizes the types, estimated amounts and recipients of compensation that will or may be paid to the General Partners or their affiliates from and after January 1, 1997:


Person Receiving        Type of Compensation               Amount Paid
----------------        --------------------               -----------
Compensation
------------
General Partners:       Interest in distributions from     An interest equal to 1% of cash
                        operations                         distributions from operations.
Norman Jacobson                                            None
Theodore Weill                                             None

General Partners        Subordinated interests in          ESTIMATED MAXIMUM AMOUNTS An
                        distributions                      interest equal to 25% (less amounts
                                                           received by the General Partners by
                                                           virtue of their 1% interest in the
                                                           Partnership) of the undistributed
                                                           cash amounts resulting from the sale
                                                           or refinance of the Partnership
                                                           Property remaining after payment to
                                                           investors of an amount equal to
                                                           100% of their original capital
                                                           contributions plus an 8% cumulative
                                                           annual, noncompounded return
                                                           thereon less prior distributions from
                                                           the Partnership.


General Partners         Subordinated Real Estate           Equal to an amount not to exceed
or one or more real      Commissions (payable if            one-half of the acquisition fees
estate brokers           recipient performs services        which could be paid during the
affiliated with the      related to resales of              Acquisition Period, but only after
General Partners         Partnership Properties)            return of the Limited Partners'
                                                            capital contributions and (unless
                                                            previously paid through
                                                            distributions) 6% per annum
                                                            cumulative non-compounded return
                                                            thereon.

General Partners:        Property management fee            HUD approval contract provides for
 Norman Jacobson                                            5% of the gross revenues of the
 Theodore J. Weill                                          Property.  The Partnership paid
                                                            approximately 2% of gross revenues,
                                                            $32,180 for the year ended
                                                            December 31, 1996, which was paid
                                                            to the General Partners: $21,320 to
                                                            Norman Jacobson and $10,860 to
                                                            Theodore J. Weill; and

Norman Jacobson                                             3% of gross revenues ($48,270 for
Management Co., an                                          the year ended December 31, 1996)
affiliate of one of the                                     to Norman Jacobson Management
General Partners                                            Co.
responsible for
management of the
property


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Registrant has no directors or officers but is managed by the General Partners. At December 31, 1996, neither of the General Partners owned any of the outstanding Limited Partnership Units nor did any person known to the General Partners own 5% or more of the outstanding Limited Partnership Units.

ITEM 13 - CERTAIN RELATIONSHIPS

The General Partners, either personally or through affiliated entities, are General Partners in other real estate limited partnerships, some of which may be comparable in certain respects to the Partnership. The General Partners have organized other partnerships in the past and will organize other partnerships in the future, including partnerships which may have investment objectives similar to those of the Partnership. Such General Partner will have legal and financial obligations with respect to those other partnerships which are similar to his obligations with respect of the Partnership, including contingent liability, for the obligations of such partnerships.

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

(a) EXHIBITS

    None

(b) FINANCIAL STATEMENTS

    The following financial statements are included in Item 8:

         Report of Independent Accountants

         Balance Sheets as of December 31, 1996 and 1995

         Statements of Operation for the years ended December 31, 1996, December 31, 1995 and December 31, 1994.

         Statements of changes in partners' equity for the years ended December 31, 1996, December 31, 1995, and December 31, 1994.

         Statements of cash flows for the years ended December 31, 1996, December 31, 1995, and December 31, 1994.

         Notes to Financial Statements


    The following financial statement schedules follow:
                                                                            Page
                                                                            ----

         Independent auditors' report on financial statement schedules.....  27
         Schedule XI - Real Estate and Accumulated Depreciation............  28

                                     [LETTERHEAD]


                 INDEPENDENT AUDITORS' REPORT ON SUPPORTING SCHEDULES



TO VENETIAN PARK ASSOCIATES, LTD.
SANTA MONICA, CALIFORNIA



Under date of February 27, 1997, we reported on the balance sheets of VENETIAN PARK ASSOCIATES, LTD. (A CALIFORNIA LIMITED PARTNERSHIP) as of December 31, 1996 and 1995 and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1996, which are included in Item 8 of this annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed in Item 14 of this annual report on Form 10-K. The financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/ Block, Plant, Eisner, Fiorito & Belak-Berger




Encino, California
FEBRUARY 27, 1997

                            VENETIAN PARK ASSOCIATES, LTD.
                               (A LIMITED PARTNERSHIP)

                SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                  DECEMBER 31, 1996


                                                                                  COSTS
                                                                               CAPITALIZED
                                                                               SUBSEQUENT
                                                          INITIAL COST             TO
                                                        TO PARTNERSHIP (A)     ACQUISITION
                                                        ------------------     ------------
                                                             BUILDING
                                                               AND
   DESCRIPTION          ENCUMBRANCES           LAND        IMPROVEMENTS        IMPROVEMENTS
-----------------       ------------      ------------     ------------        ------------
Apartment complex       $  5,555,954      $  1,158,278     $  9,768,873        $    104,101
                        ------------      ------------     ------------        ------------
                        ------------      ------------     ------------        ------------

                                              GROSS AMOUNT OF WHICH WAS
                                            CARRIED AT CLOSE OF PERIOD (D)
                         -------------------------------------------------------------------
                                            BUILDINGS
                                               AND                              ACCUMULATED
                             LAND         IMPROVEMENTS         TOTAL            DEPRECIATION
                         ------------     -------------    ------------         ------------
                         $  1,158,278     $   9,872,974    $ 11,031,252         $  3,894,784
                         ------------     -------------    ------------         ------------
                         ------------     -------------    ------------         ------------

Year of construction                          1976-1978
Fiscal year acquired                               1983
Life on which depreciation in latest
  statement of operations is computed        5-35 years



(A) The initial cost to the Partnership represents the original purchase price of the property.


(B) Reconciliation of real estate owned for 1996, 1995 and 1994:

                                         1996           1995           1994
                                      -----------    -----------    -----------

    Balance at beginning of period    $11,017,873    $11,015,288    $11,011,840
    Additions during period                13,379          2,585          3,448
                                      -----------    -----------    -----------

    Balance at close of period        $11,031,252    $11,017,873    $11,015,288
                                      -----------    -----------    -----------
                                      -----------    -----------    -----------


(C) Reconciliation of accumulated depreciation for 1996, 1995 and 1994:

                                         1996           1995           1994
                                      -----------    -----------    -----------

    Balance at beginning of year      $ 3,614,446    $ 3,332,099    $ 3,050,810
    Additions during period:
      Depreciation expense                280,338        282,347        281,289
                                      -----------    -----------    -----------

                                        3,894,784      3,614,446      3,332,099
    Deductions during period:
      Accumulated depreciation on
        real estate sold or
        improvements written off                0              0              0
                                      -----------    -----------    -----------

    Balance at close of year          $ 3,894,784    $ 3,614,446    $ 3,332,099
                                      -----------    -----------    -----------
                                      -----------    -----------    -----------

(D) Aggregate cost of real estate at December 31, 1996 for Federal income tax purposes is $11,032,095.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       VENETIAN PARK ASSOCIATES, LTD.
                                       A California Limited Partnership



Date:   3/7/97                         By: /s/ Theodore J. Weill
     ------------                         -------------------------------------
                                            Theodore J. Weill
                                            General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:   3/7/97                         By: /s/ Norman Jacobson
     ------------                         -------------------------------------
                                            Norman Jacobson,
                                            General Partner