Form 10-Q
period 1997-03-31
VENETIAN PARK ASSOCIATES LTD
filed 1997-05-12
CIK 745345

                                       FORM 10Q

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                   Quarterly report pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934


For the Quarterly Period Ended                                Commission File
March 31, 1997                                                  No. 0-11980


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
                                                   --   --

Indicate the number of shares (units) outstanding of each of the issuer's classes of common stock (units) as of the latest practicable date (applicable only to corporate issuer) 6,041 limited partnership units issued and outstanding.

                            VENETIAN PARK ASSOCIATES, LTD.
                          (A California Limited Partnership)

                                 REPORT ON FORM 10-Q
                         For the Quarter Ended March 31, 1997


                                        INDEX

                                                                       PAGE NO.
                                                                       --------
PART I.  FINANCIAL INFORMATION

    ITEM 1.   FINANCIAL STATEMENTS:

              Balance Sheets                                              3-4

              Statements of Operations                                      5

              Statements of Changes in Partners' Equity                     6

              Statements of Cash Flows                                      7

              Notes to Financial Statements                                 8

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.             9

PART II.  OTHER INFORMATION                                                10

SIGNATURE                                                                  11

                           PART I.  FINANCIAL INFORMATION

                           VENETIAN PARK ASSOCIATES, LTD.
                          (A California Limited Partnership)

                                    BALANCE SHEETS

                                       ASSETS


                                              MARCH 31,        DECEMBER 31,
                                                1997               1996
                                             ----------        ------------

CURRENT ASSETS:

    Cash                                    $   173,125      $    286,908
    Tenants' Rents Receivable                     2,778             2,778
    Tenants' Security Deposits                  115,516            89,460
    Prepaid Expenses                             12,186            24,886
                                             ----------         ---------

      TOTAL CURRENT ASSETS                      303,605           404,032
                                             ----------         ---------

RESTRICTED DEPOSITS & FUNDED RESERVES:

    Mortgage Escrow Deposits                     92,963            54,633
    Reserve for Replacements                    122,621           141,237
                                             ----------         ---------

      TOTAL RESTRICTED DEPOSITS & RESERVES      215,584           195,870
                                             ----------         ---------


Fixed Assets, Net                             7,066,382         7,136,468
                                             ----------         ---------


OTHER ASSETS:

    Prepaid Loan Fees                            19,483            19,722
    Deposits                                        900               939
                                             ----------         ---------

      TOTAL OTHER ASSETS                         20,383            20,661
                                             ----------         ---------


TOTAL ASSETS                               $  7,605,954      $  7,757,031
                                             ----------         ---------


THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF THESE FINANCIAL STATEMENTS.   3

                           VENETIAN PARK ASSOCIATES, LTD.
                          (A California Limited Partnership)

                                    BALANCE SHEETS

                           LIABILITIES AND PARTNERS' EQUITY



                                              MARCH 31,        DECEMBER 31,
                                                1997               1996
                                             ----------        ------------

CURRENT LIABILITIES:

    Accounts Payable & Accrued Expenses       $  63,120    $  57,4795,641
    Accrued Interest                             35,466           35,4660
    Tenants' Prepaid Rents                        3,616             5,184
    Tenants' Security Deposits                   96,334           101,338
    Current Portion of Long Term Debt           115,920           115,920
                                             ----------         ---------

      TOTAL CURRENT LIABILITIES                 314,456           315,387
                                             ----------         ---------


OTHER LIABILITIES:

    Mortgage Payable - 1st Trust Deed         5,411,879         5,440,034
                                             ----------         ---------

      TOTAL OTHER LIABILITIES                 5,411,879         5,440,034
                                             ----------         ---------

Partners Equity                               1,879,619         2,001,610
                                             ----------         ---------


TOTAL LIABILITIES AND PARTNERS EQUITY      $  7,605,954      $  7,757,031
                                             ----------         ---------


THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF THESE FINANCIAL STATEMENTS.   4

                           VENETIAN PARK ASSOCIATES, LTD.
                          (A California Limited Partnership)

                              STATEMENTS OF OPERATIONS


                                           THREE MONTHS           THREE MONTHS
                                              ENDED                   ENDED
                                             MARCH 31,               MARCH 31,
                                               1997                    1996
                                           ------------           ------------
Operating Revenue:

    Rental Income                            $  357,095             $  394,051
    Other Rental and Interest Income             18,414                 16,067
                                             ----------             ----------

 TOTAL OPERATING REVENUE                        375,509                410,118
                                             ----------             ----------

Operating Expenses:

    Repair and Maintenance                       55,847                 45,015
    Utilities                                    45,769                 36,869
    Managers Salaries                            43,753                 40,284
    Management Fees                              18,775                 20,506
    General and Administrative                   55,783                 48,747
    Real Property Taxes and Insurance            33,998                 33,141
    Financial Expenses                          112,230                114,506
    Depreciation                                 70,086                 70,587
    Amortization                                    239                    238
                                             ----------             ----------

 TOTAL OPERATING EXPENSES                       436,480                409,893
                                             ----------             ----------

NET INCOME (LOSS) FROM OPERATIONS            $  (60,971)            $      225
                                             ----------             ----------


THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF THESE FINANCIAL STATEMENTS.   5

                           VENETIAN PARK ASSOCIATES, LTD.
                          (A California Limited Partnership)

                            STATEMENT OF PARTNER'S EQUITY


                                           THREE MONTHS
                                              ENDED
                                             MARCH 30,
                                               1997
                                           ------------
    Balance at January 1, 1997              $  2,001,610
    Net Income (loss)                            (60,971)
    Cash Distributions                           (61,020)
                                            ------------

      BALANCE AT MARCH 31, 1997             $  1,879,619

                                            ------------




THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF THESE FINANCIAL STATEMENTS.   6

                           VENETIAN PARK ASSOCIATES, LTD.
                          (A California Limited Partnership)

                               STATEMENTS OF CASH FLOWS



                                           THREE MONTHS           THREE MONTHS
                                              ENDED                   ENDED
                                             MARCH 30,               MARCH 30,
                                               1997                    1996
                                           ------------           ------------

Cash flows from operating
   activities: Net Income/(Loss)           $    (60,971)          $        225
                                           ------------           ------------

Adjustments to reconcile
   net (loss) income to net cash
   provided by operating activities:

    Depreciation and amortization                70,325                 70,825
    Change in assets - (increase) decrease:
      Tenant rents receivable                         0                   (751)
      Tenants security deposits                 (26,056)                (3,752)
      Prepaid expenses                           12,700                  2,067
      Restricted deposits and reserves          (19,714)               (38,292)
      Deposits                                       39                     58
    Change in liabilities - increase (decrease):
      Accounts payable and accrued expenses       5,641                 32,412
      Tenants prepaid rents                      (1,568)                 2,839
      Tenants security deposit payable           (5,004)                  (789)
                                           ------------           ------------

   Total adjustments                             36,363                 64,617
                                           ------------           ------------

Net cash flow provided by (used in)
   operating activities:                        (24,608)                64,842
                                           ------------           ------------

Cash flow from financing activities:
  Principal reduction of long-term debt         (28,155)               (26,968)
  Capital distributions to partners             (61,020)                     0
                                           ------------           ------------

Net cash used by financing activities           (89,175)               (26,968)
                                           ------------           ------------

Net increase (decrease) in cash                (113,783)                37,874

Cash at beginning of Period                     286,908                127,972
                                           ------------           ------------

Cash at end of Period                      $    173,125           $    165,846
                                           ------------           ------------

Supplemental disclosures of
   cash flow information:
      Cash paid during the year for:
         Interest expense                  $    103,182           $    107,408
            State franchise tax                     800                    800


THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF THESE FINANCIAL STATEMENTS.   7

                            Venetian Park Associates, Ltd.
                            Notes to Financial Statements
                          Three Months Ended March 31, 1997


1)  BASIS OF PRESENTATION

    See the Form 10-K for the Year Ended December 31, 1996 for appropriate disclosure to the Financial Statements. The Financial Statements included in the 10-Q omit substantially all disclosures.

2)  ADJUSTING ENTRIES

    All adjustments which are necessary for a fair presentation of the Financial Statements have been made to the Financial Statements presented. All such adjustments are of a normal recurring nature.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

GENERAL

    Operating income for this year's first quarter was $375,509 vs. $410,118 generated during the 1996 first quarter, a decline of $34,609 due primarily to a sudden increase in vacancies (see below). Such increased vacancies coupled with roof repairs and other necessary expenses as set forth below caused the Property to sustain a negative cash flow during the 1997 first quarter of $60,971 vs. a positive cash flow during the corresponding period last year of $225.

    The scheduled monthly rent roll for March 1997, was $148,624 vs. $147,271 at the same time the year before, an increase of $1,353. Rental losses this year through March 31 (vacancies, net delinquencies, rental discounts) amounted to $86,936 vs. $45,336 during the 1996 first quarter, an increase of $41,600.

    Operating expenses this year through March 31st were $436,480 vs. $409,893 during the corresponding period last year, an increase of $26,587. Of this increase, $8,901 is attributable to increased utility expenses while $13,000 is attributable to roof repairs and $13,320 for the construction of a secure maintenance building as well as work space and storage for our four-person maintenance staff.

    Cash in bank on March 31, 1997 was $288,641 including $96,334 in tenants refundable security deposits vs. $376,368 on the same date last year. On March 31st this year our FHA replacement reserve account stood at $122,621 vs. $141,237 at the same date last year.

LIQUIDITY AND CAPITAL RESOURCES

    There was cash distributed to the partners in January 1997 in the amount of $61,020 for the 4th Quarter of 1996. Since HUD regulations restrict distributions to a semi-annual basis, the next distribution if available, will resume on July 1997.

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            Not Applicable

ITEM 2.     CHANGES IN SECURITIES

            Not Applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECUTIRY HOLDERS

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

                                          VENETIAN PARK ASSOCIATES, LTD.
                                        (A California Limited Partnership)



DATED:   March 31, 1997                    By /s/ Norman Jacobson
                                             -------------------------
                                              Norman Jacobson
                                              General Partner