Form 10-Q
period 1997-06-30
VENETIAN PARK ASSOCIATES LTD
filed 1997-08-12
CIK 745345

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period Ended                                 Commission File
June 30, 1997                                                  No. 0-11980


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

                               REPORT ON FORM 10-Q
                       For the Quarter Ended June 30, 1997


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

                         PART I.  FINANCIAL INFORMATION

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                     ASSETS


                                                  JUNE 30,         DECEMBER 31,
                                                    1997               1996
                                                ------------       ------------
CURRENT ASSETS:

   Cash                                         $    105,231       $    286,908
   Tenants' Rents Receivable                           2,778              2,778
   Tenants' Security Deposits                        104,879             89,460
   Prepaid Expenses                                    8,852             24,886
                                                ------------       ------------

     TOTAL CURRENT ASSETS                            221,740            404,032
                                                ------------       ------------


RESTRICTED DEPOSITS & FUNDED RESERVES:

   Mortgage Escrow Deposits                           78,609             54,633
   Reserve for Replacements                          128,914            141,237
                                                ------------       ------------

     TOTAL RESTRICTED DEPOSITS & RESERVES            207,523            195,870
                                                ------------       ------------


Fixed Assets, Net                                  6,996,296          7,136,468
                                                ------------       ------------


OTHER ASSETS:

   Prepaid Loan Fees                                  19,244             19,722
   Deposits                                            2,175                939
                                                ------------       ------------

     TOTAL OTHER ASSETS                               21,419             20,661
                                                ------------       ------------


TOTAL ASSETS                                    $  7,446,978       $  7,757,031
                                                ------------       ------------
                                                ------------       ------------


The accompanying notes are an intergral part of these Financial Statements.    3

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                        LIABILITIES AND PARTNERS' EQUITY


                                                  JUNE 30,         DECEMBER 31,
                                                    1997               1996
                                                ------------       ------------

CURRENT LIABILITIES:

   Accounts Payable & Accrued Expenses          $     45,973       $     57,479
   Accrued Interest                                   35,466             35,466
   Tenants' Prepaid Rents                              7,124              5,184
   Tenants' Security Deposits                         92,386            101,338
   Current Portion of Long Term Debt                 115,920            115,920
                                                ------------       ------------

     TOTAL CURRENT LIABILITIES                       296,869            315,387
                                                ------------       ------------


OTHER LIABILITIES:

   Mortgage Payable - 1st Trust Deed               5,383,181          5,440,034
                                                ------------       ------------

     TOTAL OTHER LIABILITIES                       5,383,181          5,440,034
                                                ------------       ------------

Partners Equity                                    1,766,928          2,001,610
                                                ------------       ------------


TOTAL LIABILITIES AND PARTNERS EQUITY           $  7,446,978       $  7,757,031
                                                ------------       ------------
                                                ------------       ------------


The accompanying notes are an intergral part of these Financial Statements.    4

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                THREE MONTHS       THREE MONTHS
                                                    ENDED              ENDED
                                                   JUNE 30,           JUNE 30,
                                                     1997               1996
                                                ------------       ------------

OPERATING REVENUE:

   Rental Income                                $    339,833       $    379,769
   Other Rental and Interest Income                   23,436             17,801
                                                ------------       ------------

     TOTAL OPERATING REVENUE                         363,269            397,570
                                                ------------       ------------

OPERATING EXPENSES:

   Repair and Maintenance                            103,922             45,635
   Utilities                                          41,878             41,012
   Managers Salaries                                  45,510             37,966
   Mnagement Fees                                     18,128             19,896
   General and Administrative                         51,057             27,433
   Real Property Taxes and Insurance                  33,995             33,141
   Financial Expenses                                111,145            114,843
   Depreciation                                       70,086             70,587
   Amortization                                          239                238
                                                ------------       ------------

     TOTAL OPERATING EXPENSES                        475,960            390,751
                                                ------------       ------------

NET INCOME (LOSS) FROM OPERATIONS               $   (112,691)      $      6,819
                                                ------------       ------------
                                                ------------       ------------


The accompanying notes are an intergral part of these Financial Statements.    5

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS



                                                  SIX MONTHS         SIX MONTHS
                                                     ENDED              ENDED
                                                    JUNE 30,           JUNE 30,
                                                      1997               1996
                                                ------------       ------------

OPERATING REVENUE:

   Rental Income                                $    696,928       $    773,820
   Other Rental and Interest Income                   41,850             33,868
                                                ------------       ------------

     TOTAL OPERATING REVENUE                         738,778            807,688
                                                ------------       ------------

OPERATING EXPENSES:

   Repair and Maintenance                            159,769             90,650
   Utilities                                          87,647             77,880
   Managers Salaries                                  89,263             78,250
   Management Fees                                    36,903             40,401
   General and Administrative                        106,840             76,180
   Real Property Taxes and Insurance                  67,993             66,282
   Financial Expenses                                223,375            229,349
   Depreciation                                      140,172            141,174
   Amortization                                          478                476
                                                ------------       ------------

     TOTAL OPERATING EXPENSES                        912,440            800,642
                                                ------------       ------------

NET INCOME (LOSS) FROM OPERATIONS               $   (173,662)      $      7,046
                                                ------------       ------------


The accompanying notes are an intergral part of these Financial Statements.    6

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                          STATEMENT OF PARTNER'S EQUITY


                                                                     SIX MONTHS
                                                                        ENDED
                                                                       JUNE 30,
                                                                         1997
                                                                   ------------

Balance at January 1, 1997                                         $  2,001,610
Net Income (loss)                                                      (173,662)
Cash Distributions                                                      (61,020)
                                                                   ------------

      BALANCE AT JUNE 30, 1997                                     $  1,766,928
                                                                   ------------
                                                                   ------------





The accompanying notes are an intergral part of these Financial Statements.    7

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                  SIX MONTHS         SIX MONTHS
                                                     ENDED              ENDED
                                                    JUNE 30,           JUNE 30,
                                                      1997               1996
                                                ------------       ------------

Cash flows from operating activities:
   Net Income/(Loss)                            $   (173,662)      $      7,046
                                                ------------       ------------

Adjustments to reconcile net (loss)
income to net cash provided by
operating activities:

   Depreciation and amortization                     140,650            141,650
   Change in assets - (increase) decrease:
     Tenant rents receivable                               0                  0
     Tenants security deposits                       (15,419)            (4,310)
     Prepaid expenses                                 16,034              2,067
     Restricted deposits and reserves                (11,653)           (70,051)
     Deposits                                         (1,236)                58
   Change in liabilities - increase (decrease):
     Accounts payable and accrued expenses           (11,506)            55,439
     Tenants prepaid rents                             1,940              4,948
     Tenants security deposit payable                 (8,952)             4,354
                                                ------------       ------------

                    Total adjustments                109,858            134,155
                                                ------------       ------------

Net cash flow provided by (used in)
operating activities:                                (63,804)           141,201
                                                ------------       ------------

Cash flow from financing activities:
   Principal reduction of long-term debt             (56,853)           (53,555)
   Capital distributions to partners                 (61,020)                 0
                                                ------------       ------------

Net cash used by financing activities               (117,873)           (53,555)
                                                ------------       ------------

Net increase (decrease) in cash                     (181,677)            87,646
                                                ------------       ------------

Cash at beginning of period                          286,908            127,972
                                                ------------       ------------

Cash at end of period                           $    105,231       $    215,618
                                                ------------       ------------
                                                ------------       ------------

Supplemental disclosures of cash
flow information:
   Cash paid during the year for:
     Interest expense                           $    215,198       $    218,192
       State franchise tax                               800                800


The accompanying notes are an intergral part of these Financial Statements.    8

                         Venetian Park Associates, Ltd.
                          Notes to Financial Statements
                         Six Months Ended June 30, 1997


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

GENERAL

     Operating income for the first six months of 1997 was $738,778 vs. $807,688 during the corresponding period last year, a decrease of $68,910 due primarily to continuing vacancy losses. Because of the vacancies and the ongoing repair and rehabilitation work, the Property sustained a negative cash flow of $181,677 this year through June 30th versus a positive cash flow of $87,646 last year during the corresponding period.

     The scheduled monthly rent roll for June 1997, was $148,996 vs. $147,505 at the same time the year before, an increase of $1,491. Rental losses during the first half of this year (vacancies, net delinquencies and rental discounts) amounted to $191,823 vs. $106,816 during the corresponding period last year, a jump of $85,008. We're frustrated in the sense that we've rented 69 apartments this year through June 30th; yet, we've had 82 move-outs. We continue to have excellent tenant traffic. At the present time we have 21 deposits; however, we have 16 notices to vacate. Although we'll have a net influx of 5 tenants, we will still have 47 apartments available for rent.

     Operating expenses during this year's first half were $912,440 vs. $800,642 during the corresponding period last year, an increase of $111,798. We have made substantial progress in rehabilitating the Property's vast landscape areas and correcting exterior deterioration problems. The partial exterior painting program is proceeding on schedule, as is the replacement of fencing, rotted wood and the removal of dead trees. We have had to spend approximately $10,000 this year to correct problems created by damaged hot water lines in apartment floor slabs. At the same time, we've had to replace refrigerators, dishwashers and laundry equipment, to say nothing of $19,155 in carpeting/flooring and $11,494 in window coverings.

     On June 30, 1997, the Property's cash accounts amounted to $210,110 including $104,879 in tenant refundable security deposits. Last year on the same date, the cash accounts contained $376,368 including $89,460 in refundable deposits. On June 30th of this year, the Property's FHA replacement reserve account contained $128,914 vs. $141,237 at the same time last year.

LIQUIDITY AND CAPITAL RESOURCES

     The last time cash was distributed to the partners was January, 1997 in the amount of $61,020 for the 4th Quarter of 1996. Since HUD regulations restrict distributions to a semi-annual basis, the next distribution if available, will resume on January, 1998.

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

                                   VENETIAN PARK ASSOCIATES, LTD.
                                     (A California Limited Partnership)



DATED:June 30, 1997                  By  /s/ Norman Jacobson
                                       ----------------------------------------
                                         Norman Jacobson
                                         General Partner