Form 10-Q
period 1997-09-30
VENETIAN PARK ASSOCIATES LTD
filed 1997-11-06
CIK 745345

                                       FORM 10Q

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                   Quarterly report pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934


For the Quarterly Period Ended                                   Commission File
September 30, 1997                                               No. 0-11980


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

                                 REPORT ON FORM 10-Q
                       For the Quarter Ended September 30, 1997


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

                            PART I.  FINANCIAL INFORMATION

                            VENETIAN PARK ASSOCIATES, LTD.
                          (A California Limited Partnership)

                                    BALANCE SHEETS

                                        ASSETS


                                                 SEPTEMBER 30,   DECEMBER 31,
                                                      1997           1996

                                                 -------------   ------------
                                                    (unaudited)
CURRENT ASSETS:

  Cash                                           $      65,580  $     286,908
  Tenants' Rents Receivable                              2,778          2,778
  Tenants' Security Deposits                           105,674         89,460
  Prepaid Expenses                                      38,201         24,886

                                                 -------------  -------------

   TOTAL CURRENT ASSETS                                212,233        404,032

                                                 -------------  -------------

RESTRICTED DEPOSITS & FUNDED RESERVES:

  Mortgage Escrow Deposits                              77,047         54,633
  Reserve for Replacements                             135,207        141,237

                                                 -------------  -------------

   TOTAL RESTRICTED DEPOSITS & RESERVES                212,254        195,870

                                                 -------------  -------------


Fixed Assets, Net                                    6,926,210      7,136,468

                                                 -------------  -------------


OTHER ASSETS:

  Prepaid Loan Fees                                     19,005         19,722
  Deposits                                                   0            939

                                                 -------------  -------------

  TOTAL OTHER ASSETS                                    19,005         20,661

                                                 -------------  -------------


TOTAL ASSETS                                     $   7,369,702  $   7,757,031

                                                 -------------  -------------


The accompanying notes are an intergral part of these Financial Statements.    3

                            VENETIAN PARK ASSOCIATES, LTD.
                          (A California Limited Partnership)

                                    BALANCE SHEETS

                           LIABILITIES AND PARTNERS' EQUITY


                                                 SEPTEMBER 30,   DECEMBER 31,
                                                      1997           1996

                                                 -------------   ------------
                                                    (unaudited)
CURRENT LIABILITIES:

   Accounts Payable & Accrued Expenses           $     111,263  $      57,479
   Accrued Interest                                     35,466         35,466
   Tenants' Prepaid Rents                                7,292          5,184
   Tenants' Security Deposits                          104,390        101,338
   Current Portion of Long Term Debt                   115,920        115,920

                                                 -------------  -------------

    TOTAL CURRENT LIABILITIES                          374,331        315,387

                                                 -------------  -------------


OTHER LIABILITIES:

   Mortgage Payable - 1st Trust Deed                 5,353,930      5,440,034

                                                 -------------  -------------

    TOTAL OTHER LIABILITIES                          5,353,930      5,440,034

                                                 -------------  -------------

Partners Equity                                      1,641,441      2,001,610

                                                 -------------  -------------


TOTAL LIABILITIES AND PARTNERS EQUITY            $   7,369,702  $   7,757,031

                                                 -------------  -------------
                                                 -------------  -------------




The accompanying notes are an intergral part of these Financial Statements.    4

                            VENETIAN PARK ASSOCIATES, LTD.
                          (A California Limited Partnership)

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                 THREE MONTHS   THREE MONTHS
                                                     ENDED          ENDED
                                                 SEPTEMBER 30,  SEPTEMBER 30,
                                                     1997           1996

                                                 -------------  -------------
Operating Revenue:

   Rental Income                                 $     348,392  $     385,566
   Other Rental and Interest Income                     13,931         20,574

                                                 -------------  -------------

    TOTAL OPERATING REVENUE                            362,323        406,140

                                                 -------------  -------------

Operating Expenses:

   Repair and Maintenance                              108,443         42,410
   Utilities                                            43,505         47,382
   Managers Salaries                                    49,681         39,223
   Management Fees                                      18,152         20,293
   General and Administrative                           49,248         36,473
   Real Property Taxes and Insurance                    34,964         33,969
   Financial Expenses                                  113,492        113,445
   Depreciation                                         70,086         70,587
   Amortization                                            239            238

                                                 -------------  -------------

    TOTAL OPERATING EXPENSES                           487,810        404,020

                                                 -------------  -------------

NET INCOME (LOSS) FROM OPERATIONS                $    (125,487) $       2,120

                                                 -------------  -------------
                                                 -------------  -------------

NET INCOME (LOSS) FROM OPERATIONS
(6,041 Limited Partnership units issued and
 outstanding)                                    $      (20.77) $        0.35

                                                 -------------  -------------
                                                 -------------  -------------


The accompanying notes are an intergral part of these Financial Statements.    5

                            VENETIAN PARK ASSOCIATES, LTD.
                          (A California Limited Partnership)

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                                  NINE MONTHS    NINE MONTHS
                                                     ENDED          ENDED
                                                 SEPTEMBER 30,  SEPTEMBER 30,
                                                     1997           1996

                                                 -------------  -------------
Operating Revenue:

   Rental Income                                 $   1,045,320  $   1,159,386
   Other Rental and Interest Income                     55,781         54,441

                                                 -------------  -------------

    TOTAL OPERATING REVENUE                          1,101,101      1,213,827

                                                 -------------  -------------

Operating Expenses:

   Repair and Maintenance                              268,212        133,058
   Utilities                                           131,152        125,262
   Managers Salaries                                   138,944        117,473
   Management Fees                                      55,055         60,694
   General and Administrative                          156,088        112,653
   Real Property Taxes and Insurance                   102,957        100,251
   Financial Expenses                                  336,867        342,794
   Depreciation                                        210,258        211,761
   Amortization                                            717            714

                                                 -------------  -------------

    TOTAL OPERATING EXPENSES                         1,400,250      1,204,660

                                                 -------------  -------------

NET INCOME (LOSS) FROM OPERATIONS                $    (299,149) $       9,167

                                                 -------------  -------------
                                                 -------------  -------------


NET INCOME (LOSS) PER UNIT
(6041 Limited Partnership units issued and
outstanding)                                     $      (49.52) $        1.52

                                                 -------------  -------------


The accompanying notes are an intergral part of these Financial Statements.    6

                            VENETIAN PARK ASSOCIATES, LTD.
                          (A California Limited Partnership)

                            STATEMENT OF PARTNER'S EQUITY
                                     (Unaudited)

                                                  NINE MONTHS
                                                     ENDED
                                                 SEPTEMBER 30,
                                                     1997

                                                 -------------

   Balance at January 1, 1997                    $   2,001,610
   Net income (loss)                                  (299,149)
   Cash Distributions                                  (61,020)

                                                 -------------

  BALANCE AT SEPTEMBER 30, 1997                  $   1,641,441

                                                 -------------


The accompanying notes are an intergral part of these Financial Statements.    7

                            VENETIAN PARK ASSOCIATES, LTD.
                          (A California Limited Partnership)

                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                  NINE MONTHS    NINE MONTHS
                                                     ENDED          ENDED
                                                 SEPTEMBER 30,  SEPTEMBER 30,
                                                     1997           1996


Cash flows from operating activities: Net
Income/(Loss)                                    $    (299,149) $       9,167

                                                 -------------  -------------

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

   Depreciation and amortization                       210,975        212,475
   Change in assets - (increase) decrease:
    Tenant rents receivable                                  0              0
    Tenants security deposits                          (16,214)        (4,867)
    Prepaid expenses                                   (13,315)        (6,279)
    Restricted deposits and reserves                   (16,384)       (94,903)
    Deposits                                               939         (1,337)
   Change in liabilities - increase (decrease):
    Accounts payable and accrued expenses               53,784         84,892
    Tenants prepaid rents                                2,108          1,250
    Tenants security deposit payable                     3,052         16,215

                                                 -------------  -------------

                           Total adjustments           224,945        207,446

                                                 -------------  -------------

Net cash flow provided by (used in) operating
activities:                                            (74,204)       216,613

                                                 -------------  -------------
Cash flow from financing activities:
 Principal reduction of long-term debt                 (86,104)       (80,654)
 Capital distributions to partners                     (61,020)             0

                                                 -------------  -------------

Net cash used by financing activities                 (147,124)       (80,654)

                                                 -------------  -------------

Net increase (decrease) in cash                       (221,328)       135,959

Cash at beginning of Period                            286,908        127,972

                                                 -------------  -------------

Cash at end of Period                            $      65,580  $     263,931

                                                 -------------  -------------

Supplemental disclosures of cash flow
information:
 Cash paid during the year for:
  Interest expense                               $     316,012  $     322,475
    State franchise tax                          $         800  $         800


The accompanying notes are an intergral part of these Financial Statements.    8

                            Venetian Park Associates, Ltd.
                            Notes to Financial Statements
                         Nine Months Ended September 30, 1997


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

GENERAL

    Operating Income for the nine months ended September 30, 1997, was $1,101,101 during which time we sustained a negative cash flow of $299,149 vs. $1,213,827 during the corresponding period last year, a decline of $112,726.

    The scheduled monthly rent roll for September, 1997, was $151,328 vs, $147,926 during the same month last year, a jump of $3,402. Rental losses this year through September 30 were $293,190 vs. $162,593 last year through the same date, an increase of $130,597. Overall tenant profile had improved substantially. Presently, we have a larger proportion of "seniors" than before and notices to vacate are no longer overwhelming us. Further, the Property's vacancy factor which has average 15.79% this year was down to 8.33% during September. Operating results as set forth below reflect the heavy expenditures made which have enabled us to achieve our current goal.

    The complex is undergoing rehabilitation which requires operating reserves to be used for that purpose. The current rehabilitation phase, except for work required in vacated apartments and roof work currently underway, is fundamentally complete and appears to be serving us in terms of rental activity and retention of existing tenants. We have spent over $56,000 more this year through September 30 than last year by that date for exterior and interior painting, roof repairs, boiler replacements, construction of a maintenance office and pool repairs. We have also spent $46,000 more this year in replacement cost.

    On September 30, 1997, the Property's cash accounts amounted to $171,254 including $104,390 in tenant refundable security deposits. Last year on the same date, the cash accounts contained $352,832 including $103,466 in refundable deposits. On September 30th of this year, the Property's FHA replacement reserve account contained $135,207 vs. $134,944 at the same time last year.

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

                                                  VENETIAN PARK ASSOCIATES, LTD.
                                              (A California Limited Partnership)



DATED:   October 31, 1997                       By /s/ Norman Jacobson
                                                   ---------------------------
                                                   Norman Jacobson
                                                   General Partner