Form 10-K405
period 1997-12-31
VENETIAN PARK ASSOCIATES LTD
filed 1998-03-25
CIK 745345

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


                                    FORM 10-K

                                  ANNUAL REPORT

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the year ended                                     Commission File Number
December 31, 1997                                                 0-11980


                         VENETIAN PARK ASSOCIATES, LTD.
                             (A LIMITED PARTNERSHIP)
             (Exact name of registrant as specified in its charter)


      California                                                95-3887496
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


                        3250 Ocean Park Blvd., Suite 380
                             Santa Monica, CA 90405
          (Address of principal executive offices, including Zip Code)


Registrant's telephone number, including area code:

                                 (310)450-6866

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

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                TABLE OF CONTENTS




                                                                            PAGE
PART I
Item 1.   Business                                                         1 - 3
Item 2.   Properties                                                           4
Item 3.   Legal Proceedings                                                    4
Item 4.   Submission of Matters to a Vote of Security Holders                  4

PART II
Item 5.   Market Price of and Dividends on the Registrant's Common
               Equity and Related Stockholder Matters                          5
Item 6.   Selected Financial Data                                              5
Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                   6 - 7
Item 8.   Financial Statements                                            7 - 17
Item 9.   Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                       18

PART III
Item 10.  Directors and Executive Officers of the Partnership            18 - 19
Item 11.  Executive Compensation                                              20
Item 12.  Security Ownership of Certain Beneficial Owners and
               Management                                                     21
Item 13.  Certain Relationships and Related Transactions                      21

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on
               Form 10-K                                                 22 - 24
          Signatures                                                          25

                                     PART I

ITEM 1 - BUSINESS:

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


APARTMENT MIX
 NUMBER                  TYPE                       SQ.FT.EA.       TOTAL SQ.FT.
 ------       --------------------------------      ---------       ------------
      60      Studios                                    510              30,600
      92      1-bedroom, 1 bath                          694              63,848
      48      2-bedroom, 1 bath                          900              43,200
      72      2-bedroom, 2 bath                        1,080              77,760
      12      2-bedroom, 2 bath (Villa)                1,282              15,384
      11      2-bedroom, 2.5 bath (Townhouse)          1,420              15,620
                                                                     -----------
     295      TOTAL LIVABLE SQUARE FOOTAGE                               246,412

ITEM 1 - BUSINESS:


                               VENETIAN PARK APARTMENTS

                                SCHEDULED GROSS INCOME

                               BEGINNING JANUARY, 1998

                                     RENTAL RATES



              TYPE                  SQ. FT. EA.     CURRENT RENTS
--------------------------------    -----------     -------------
Studio, 1 Bath                           510         $321 - $456
1 Bedroom, 1 Bath                        694         $395 - $536
2 Bedroom, 1 Bath                        900         $500 - $566
2 Bedroom, 2 Bath                      1,080         $500 - $630
2 Bedroom, 2 Bath (Villa)              1,282         $600 - $750
2 Bedroom, 2.5 Bath (Townhouse)        1,420         $650 - $750


Scheduled monthly rents. . . . . . . . . . . . . . . . . . . . .     $  152,137
Scheduled monthly rents x 12 months. . . . . . . . . . . . . . .     $1,825,644
Laundry income . . . . . . . . . . . . . . . . . . . . . . . . .     $   23,000
Miscellaneous income (1) . . . . . . . . . . . . . . . . . . . .     $   35,000
Interest income. . . . . . . . . . . . . . . . . . . . . . . . .     $   11,000
Total scheduled gross revenues . . . . . . . . . . . . . . . . .     $1,894,644




_______

(1) Net security deposit forfeitures plus late charges and miscellaneous income.

ITEM 2 - PROPERTIES:


                                   LOAN INFORMATION

                               VENETIAN PARK APARTMENTS


Registrant's only property is a 295-unit apartment complex (herein the "Property") consisting of 41 buildings on a 16.44 acre site at 1540, 1555 and 1560 Mosaic Way and 4841 North Pershing Avenue, Stockton, California, and commonly known as the Venetian Park Apartments. The Property is subject to encumbrances, consisting of four (one for each parcel) first trust deed notes totaling $5,440,034 at December 31, 1997. The General Partners believe that the foregoing Property is adequately covered by insurance. Also, at this time there are no proposed programs for renovation, improvements or further development of the Property.


FIRST TRUST DEED INFORMATION
Monthly payments:. . . . . . . . . . . .    $44,792
Interest rate: . . . . . . . . . . . . .    7.5% and 8%
Amortization schedule: . . . . . . . . .    25 to 26 years
Year due and payable:. . . . . . . . . .    until paid (2017 to 2018)
Loan balance when due: . . . . . . . . .    $0
First trust deed holder: . . . . . . . .    State Teachers' Retirement Board of
                                               Ohio and Colonial Mortgage
                                               Service Co.
Assumption fee:. . . . . . . . . . . . .    $32,500


                PHASE        MONTHLY PAYMENT      INTEREST RATE
                -----        ---------------      -------------
                  I             $14,951                8.0%

                 II              12,933                7.5%


                III              15,894                7.5%

                 IV               1,013                7.5%


ITEM 3 - LEGAL PROCEEDINGS:

A former employee has filed a complaint claiming discrimination with the State of California. A Mutual Release & Settlement Agreement was procured on January 30, 1998. The Agreement provided for the defendant to pay $7,500. Venetian Park's insurance carrier covered some of the legal costs. The insurance carrier provided legal counsel for settling the case and paid the agreed upon settlement amount.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None

                                       PART II

ITEM 5 - MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS:

The Limited Partnership Units have limited transferability and no established public trade market has developed or is expected to develop in the future.

There were approximately 530 holders of Limited partnership Units at December 31, 1997, holding 6,041 Limited Partnership Units of Registrant. Although the General Partners have an equity interest in Registrant, they were not issued units. The general partners own 61 units, giving the partnership a total of 6,102 partner units.

During 1997, the Registrant paid $60,410 or $10 per unit; during 1996, paid $0; and during 1995, paid $0. Additionally, the Registrant paid the General Partners the following distributions: $608, $0 and $0 for 1997, 1996 and 1995, respectively.


ITEM 6 - SELECTED FINANCIAL DATA:



YEAR                  OPERATIONAL DATA                                BALANCE SHEET DATA
----                  ----------------                                ------------------
                                                       NET INCOME                                TOTAL
                                   NET INCOME        (LOSS) PER LTD.                           LONG-TERM
             NET REVENUES            (LOSS)           PARTNER UNIT       TOTAL ASSETS             DEBT
             ------------          ----------        ---------------     ------------          ---------
1997          $1,506,921           $(332,327)            $(54.46)         $7,273,875          $5,440,034
1996           1,622,281             (13,062)              (2.14)          7,757,031           5,555,954
1995           1,590,577            (188,611)             (30.91)          7,837,361           5,663,545
1994           1,628,405             (98,415)             (16.13)          8,139,694           5,763,051
1993           1,700,458             (79,447)             (13.02)          8,399,527           5,855,221



                                   PER UNIT LIMITED PARTNER
                                      CASH DISTRIBUTIONS
                                        1997           $10
                                        1996             0
                                        1995             0
                                        1994            10
                                        1993            34

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Results of Operations:

Operating income for 1997 decreased on a year-to-year basis; $1,506,921 in 1997 vs. $1,622,281 in 1996, a decline of $115,360. Net spendable last year was ($170,494) vs. $159,060 during 1996, a decline of $329,554.

The scheduled gross monthly rental roll for December 1997 was $152,097 vs. $148,308, an increase of $3,789 or 2.55%. Rental losses (vacancies, net delinquencies and rental discounts) amounted to $354,108 vs. $228,648 in 1996, a jump of $125,460. However, the vacancy factor for December 1997 dropped to 10.72% of scheduled gross income vs. an average of 14.12% for the entire year. At the same time, rental discounts have been slashed considerably due to a noticeable improvement in the local rental market and amounted to $5,342 in December 1997 vs. an average of $8,852 per month for the entire year. The greatest part of the December 1997 rent discount total was comprised of rental discounts offered in prior months schedules to become effective in later months. The totals for coming months will gradually diminish. At the same time, vacancy losses for 1997 were $254,089 vs. $202,739 for 1996, an increase of $51,350.

Operating expenses and replacements during 1997 were $1,114,411 vs. $884,245 the prior year, an increase of $230,166. Repairs and maintenance were increased by $83,200 when comparing 1997 and 1996. As reported previously, we spent $71,969 more in 1997 than in 1996 for exterior and interior painting, roof repairs, boiler replacements, maintenance office construction and pool work.
Furthermore, replacement expenses last year exceeded the prior year by $55,081. Exterior painting, which has been budgeted in phases over the entire project will continue in 1998, along with roof replacements, driveway repairs and replacement of broken cement walkways.

Cash on hand as of December 31, 1997 was $159,824 of which $108,486 consisted of tenant refundable security deposits. At the same time the previous year, cash on hand was $376,368 of which $89,460 consisted of tenant refundable security deposits. The property's FHA replacement reserves as of December 31, 1997 stood at $141,500 vs. $141,237 at the same time the year before.

With interest rates on conventional apartment loans now around 7% or less, and with the current loan balance of only $5,440,034, we are working with various lenders for the purpose of refinancing the Property provided such refinancing can provide us with sufficient funds to complete the painting and re-roofing of the project and lower our monthly mortgage payment and ancillary costs at the same time. When our vacancy factor recedes even further, provided we have the funds to complete the repainting of the exterior of the Property, it may then be a prudent time to seek a buyer for the Project.


ANALYSIS OF CASH FLOWS:

Operating Activities:

The Partnership had a cash flow from operating activities of ($58,633), $279,906 and $90,989 for each of the three years in the period ended December 31, 1997,


respectively. During 1997, the Partnership Property had a negative cash flow of ($235,571) vs. a positive cash flow of $158,936 during 1996. Over a third of the difference was attributable to higher vacancy losses, while the remainder was due to increased operating expenses, the majority of which was represented by higher expenditures for repairs, maintenance and replacements.

Financing Activities:

The principal repayment of long-term debt remain consistent over the three-year period. There were no capital distributions to partners in 1996 due to the soft rental market. The Partnership declared and paid a distribution in January 1997 for the 1996 year. The distribution relatively small at $61,018, it is the first to be issued in some period of time. The distributions to partners were $61,018, $0 and $0 for each of the three years in the period ended December 31, 1997, respectively.


ITEM 8 - FINANCIAL STATEMENTS:

The Registrant's Financial Statements for the periods ended December 31, 1997, 1996 and 1995 follow.

                                                                           Page
                                                                          Number

Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . . .     8
Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9
Statements of Operation. . . . . . . . . . . . . . . . . . . . . . . . . .    10
Statements of Changes in Partners' Equity. . . . . . . . . . . . . . . . .    11
Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . .    12
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . 13-17

                                     [LETTERHEAD]

                             INDEPENDENT AUDITORS' REPORT


TO VENETIAN PARK ASSOCIATES, LTD.
SANTA MONICA, CALIFORNIA


We have audited the accompanying balance sheets of VENETIAN PARK ASSOCIATES, LTD. (A LIMITED PARTNERSHIP) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity, and cash flows for each of the years in the three year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venetian Park Associates, Ltd. (A Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                    BLOCK, PLANT, EISNER, FIORITO & BELAK-BERGER


Encino, California
FEBRUARY 5, 1998

                            VENETIAN PARK ASSOCIATES, LTD.
                               (A LIMITED PARTNERSHIP)

                                    BALANCE SHEETS

                              DECEMBER 31, 1997 AND 1996


                                        ASSETS


                                                           1997             1996
                                                        ----------      ----------
Current assets:
   Cash                                                 $   51,337      $  286,908
   Tenants' rents receivable                                 2,778           2,778
   Prepaid expenses                                         24,019          24,886
                                                        ----------      ----------
      Total current assets                                  78,134         314,572
                                                        ----------      ----------
Restricted deposits and funded reserves:
   Tenants' security deposits                              108,486          89,460
   Mortgage escrow deposits                                 66,682          54,633
   Reserve for replacements                                141,500         141,237
                                                        ----------      ----------
                                                           316,668         285,330
                                                        ----------      ----------
Fixed assets, net                                        6,860,291       7,136,468
                                                        ----------      ----------
Other assets:
   Prepaid loan fees, net of accumulated
    amortization of $13,637 in 1997 and
    $12,684 in 1996                                         18,769          19,722
   Deposits                                                     13             939
                                                        ----------      ----------
                                                            18,782          20,661
                                                        ----------      ----------
                                                        $7,273,875      $7,757,031
                                                        ----------      ----------
                                                        ----------      ----------

                        LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
   Accounts payable - trade and accrued expenses        $   88,656      $   57,479
   Accrued interest                                         35,466          35,466
   Tenants' prepaid rents                                    1,276           5,184
   Current portion of long-term debt                       127,095         115,920
                                                        ----------      ----------
      Total current liabilities                            252,493         214,049
                                                        ----------      ----------
Other liabilities:
   Long-term debt, net of current portion                5,312,939       5,440,034
   Tenants' security deposits                              100,178         101,338
                                                        ----------      ----------
Commitments and contingencies                            5,413,117       5,541,372
                                                        ----------      ----------
Partners' equity                                         1,608,265       2,001,610
                                                        ----------      ----------
                                                        $7,273,875      $7,757,031
                                                        ----------      ----------
                                                        ----------      ----------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS      9

                            VENETIAN PARK ASSOCIATES, LTD.
                               (A LIMITED PARTNERSHIP)

                               STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                           1997           1996           1995
                                        ----------     ----------     ----------
Revenues:
Rental income                           $1,438,831     $1,549,615     $1,503,619
   Other income                             57,886         61,201         77,337
   Interest income                          10,204         11,465          9,621
                                        ----------     ----------     ----------
                                         1,506,921      1,622,281      1,590,577
                                        ----------     ----------     ----------
Expenses:
   Administrative                          283,725        256,375        322,831
   Utilities                               189,869        171,759        182,018
   Operating and maintenance               483,789        305,075        370,300
   Taxes and insurance                     155,781        162,612        154,989
   Financial expense                       448,154        457,423        464,950
   Depreciation and amortization           277,130        281,299        283,300
                                        ----------     ----------     ----------
                                         1,838,448      1,634,543      1,778,388
                                        ----------     ----------     ----------
Loss before franchise tax                 (331,527)       (12,262)      (187,811)

Franchise tax                                  800            800            800
                                        ----------     ----------     ----------
Net loss                                $ (332,327)     $ (13,062)    $ (188,611)
                                        ----------     ----------     ----------
                                        ----------     ----------     ----------
Net (loss) per limited
   partnership interest                 $   (54.46)     $   (2.14)    $   (30.91)
                                        ----------     ----------     ----------
                                        ----------     ----------     ----------



The accompanying notes are an integral part of these financial statements.    10

                            VENETIAN PARK ASSOCIATES, LTD.
                               (A LIMITED PARTNERSHIP)

                      STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                         GENERAL       LIMITED
                                         PARTNERS      PARTNERS        TOTAL
                                        (61 UNITS)   (6,041 UNITS)  (6,102 UNITS)
                                       -----------   ------------   ------------
Balance, December 31, 1994                 $21,069     $2,182,214     $2,203,283

December 31, 1995:
   Net loss                                 (1,885)      (186,726)      (188,611)
   Distribution to partners                      0              0              0
                                           -------     ----------     ----------
Balance, December 31, 1995                  19,184      1,995,488      2,014,672

December 31, 1996:
   Net loss                                   (131)       (12,931)       (13,062)
   Distribution to partners                      0              0              0
                                           -------     ----------     ----------
Balance, December 31, 1996                  19,053      1,982,557      2,001,610

DECEMBER 31, 1997:
   NET LOSS                                 (3,322)      (329,005)      (332,327)
   DISTRIBUTION TO PARTNERS                   (608)       (60,410)       (61,018)
                                           -------     ----------     ----------
BALANCE, DECEMBER 31, 1997                 $15,123     $1,593,142     $1,608,265
                                           -------     ----------     ----------
                                           -------     ----------     ----------



The accompanying notes are an integral part of these financial statements.    11

                            VENETIAN PARK ASSOCIATES, LTD.
                               (A LIMITED PARTNERSHIP)

                               STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                                     1997           1996           1995
                                                  ----------     ----------     ----------
Cash flows from operating activities:
   Net (loss)                                      $(332,327)     $ (13,062)     $(188,611)
                                                   ---------      ---------      ---------
Adjustments to reconcile net (loss) to
  net cash provided by operating activities:
   Depreciation and amortization                     277,130        281,299        283,300
   Change in assets -(increase) decrease:
      Tenants' rents receivable                            0              0          3,348
      Tenants' security deposits                     (19,026)        (5,426)           (47)
      Prepaid expenses                                   867           (800)        (1,429)
      Restricted deposits and reserves               (12,312)       (22,478)         1,070
      Deposits                                           926             58          7,574
   Change in liabilities - increase (decrease):
      Accounts payable and accrued expenses           31,177         24,526        (23,792)
      Tenants' prepaid rents                          (3,908)         1,702         (1,498)
      Tenants' security deposit payable               (1,160)        14,087         11,074
                                                   ---------      ---------      ---------
   Total adjustments                                 273,694        292,968        279,600
                                                   ---------      ---------      ---------
Net cash flow provided by (used by)
 operating activities                                (58,633)       279,906         90,989
                                                   ---------      ---------      ---------
Cash flows from investing activities:
   Acquisition of fixed assets                             0        (13,379)        (2,585)
                                                   ---------      ---------      ---------
Cash flows from financing activities:
   Principal reduction of long-term debt            (115,920)      (107,591)       (99,506)
   Capital distributions to partners                 (61,018)             0              0
                                                   ---------      ---------      ---------

Net cash used by financing activities               (176,938)      (107,591)       (99,506)
                                                   ---------      ---------      ---------
Net increase (decrease) in cash                     (235,571)       158,936        (11,102)

Cash at beginning of year                            286,908        127,972        139,074
                                                   ---------      ---------      ---------
Cash at end of year                                  $51,337       $286,908       $127,972
                                                   ---------      ---------      ---------
                                                   ---------      ---------      ---------
Supplemental disclosures of cash
  flow information:
   Cash paid during the year for:
     Interest expense                               $421,602       $430,114       $438,015
     State franchise tax                                 800            800            800



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS     12

                            VENETIAN PARK ASSOCIATES, LTD.
                               (A LIMITED PARTNERSHIP)

                            NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


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

  Cash and cash equivalents:

     For purposes of the statement of cash flows, the Partnership considers all unrestricted investment instruments purchased with original maturities of three months or less to be cash equivalents. At December 31, 1997, 1996 and 1995, there were no cash equivalents.

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

                            VENETIAN PARK ASSOCIATES, LTD.
                               (A LIMITED PARTNERSHIP)

                            NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                     (CONTINUED)



Organization and significant accounting policies:

  Advertising costs:

     The Partnership's policy is to expense advertising costs when incurred. The advertising costs for 1997, 1996 and 1995 were expensed in the amount of $58,634, $27,819 and $30,709, respectively.

  Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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

  Reserve for replacements:

     The FHA also requires reserve for replacement funds to be maintained by the mortgagee for the mortgagor to cover major expenditures of the project for replacements. The payments are included with the mortgage payments and amount to $2,098 per month. The disbursements from this fund require the approval of HUD. The activity was as follows:

                                                      1997               1996
                                                    --------           --------
          Balance, beginning of year                $141,237           $116,065
          Deposits                                    25,172             25,168
          Interest earned, net of service charge       3,443              3,322
          Interest withdrawals                        (3,501)            (3,318)
          Replacement expenditures                   (24,851)                 0
                                                    --------           --------
          Balance, end of year                      $141,500           $141,237
                                                    --------           --------
                                                    --------           --------

                            VENETIAN PARK ASSOCIATES, LTD.
                               (A LIMITED PARTNERSHIP)

                            NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                     (CONTINUED)


Restricted cash (continued):

  Mortgage escrow deposits account:

     The mortgage escrow deposits account is also maintained by the mortgagee for the mortgagor for the future payment of insurance and taxes. Payments to the account are included with the monthly mortgage payments. The activity was as follows:

                                                      1997               1996
                                                    --------           --------
          Balance, beginning of year                 $54,633            $57,327
          Deposits                                   173,746            160,152
          Disbursements:
               Property taxes                       (108,322)          (109,417)
               Hazard insurance                      (26,014)           (25,499)
               Mortgage insurance                    (27,361)           (27,930)
                                                    --------           --------
          Balance, end of year                       $66,682            $54,633
                                                    --------           --------
                                                    --------           --------

Fixed assets, net:

     Fixed assets consist of the following:

                                                     1997               1996
                                                 -----------        -----------
          Land                                   $ 1,158,278        $ 1,158,278
          Buildings                                9,562,017          9,562,017
          Furniture and fixtures                     310,957            310,957
                                                 -----------        -----------
                                                  11,031,252         11,031,252

               Less accumulated depreciation       4,170,961          3,894,784
                                                 -----------        -----------
                                                 $ 6,860,291        $ 7,136,468
                                                 -----------        -----------
                                                 -----------        -----------


Mortgage payable:

     The mortgages payable are 40-year notes which are insured by HUD under
     Section 221(d)(4) of the National Housing Act. The notes are secured by first trust deeds on the land and buildings. Under agreements with the mortgage lender and FHA, the Project is required to make monthly escrow deposits for property insurance, mortgage insurance, property taxes and reserve for replacement of fixed assets. The interest rates, monthly installments and outstanding balances due are as follows:

                            VENETIAN PARK ASSOCIATES, LTD.
                               (A LIMITED PARTNERSHIP)

                            NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                     (CONTINUED)


Mortgage payable (continued):

                                            INTEREST      MONTHLY       BALANCE
                               DATE          RATES     INSTALLMENTS    12/31/96
                               ----         --------   ------------    --------
                   I           2017           8.0%        $14,951     $1,739,782
                  II           2017           7.5%         12,933      1,593,699
                 III           2017           7.5%         15,894      1,980,059
                  IV           2018           7.5%          1,013        126,494
                                                          -------     ----------
                                                          $44,791     $5,440,034
                                                          -------     ----------
                                                          -------     ----------

   Mortgage payable maturing in the next five years consists of:

     1998                                                             $  127,095
     1999                                                                135,064
     2000                                                                145,792
     2001                                                                157,672
     2002                                                                170,530
     Beyond five year                                                 s4,703,881
                                                                      ----------
     Total mortgage due                                                5,440,034
     Less current portion                                                127,095
                                                                      ----------
                                                                      $5,312,939
                                                                      ----------
                                                                      ----------


Related party transactions:

     Norman Jacobson, a general partner of the partnership, is also an officer and stockholder of Norman Jacobson Realty Resources, Inc. Norman Jacobson Realty Resources, Inc. (NJRR) received a management fee for its services equal to 3% of the project's net revenues for the current year. NJRR was paid management fees and reimbursed out of pocket expenses totaling $57,840 during the year ended December 31, 1997, $58,918 during the year ended December 31, 1996 and $56,499 during the year ended December 31, 1995.

     The General Partners received cash compensation from the partnership totaling $30,160 in 1997 and $32,180 in 1996 and $30,858 in 1995 consisting of project management fees equal to 2% of the project's net revenues for each year.


Distributions to Limited and General Partners:

     The partnership declared and paid a distribution in the amount of $61,018 for the year ended December 31, 1997. For the years ended December 31, 1996 and 1995, the partnership had no distributions declared and paid.

                            VENETIAN PARK ASSOCIATES, LTD.
                               (A LIMITED PARTNERSHIP)

                            NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                     (CONTINUED)



Commitments and contingencies:

     A former employee has filed a complaint claiming discrimination with the State of California. A Mutual Release & Settlement Agreement was procured on January 30, 1998. The Agreement provided for the defendant to pay $7,500. Venetian Park's insurance carrier covered some of the legal costs. The insurance carrier provided legal counsel for settling the case and paid the agreed upon settlement amount.

ITEM 9 - DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

There have been no disagreements with accountants on any matters of financial statement presentation or related disclosures.


                                       PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS:

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

ITEM 11 - EXECUTIVE COMPENSATION:

During the year ended December 31, 1997, the General Partners (see Item 13) received cash compensation from Registrant totaling $30,160 consisting of project management fees. Norman Jacobson received $19,755 and Theodore J. Weill received $10,405.

Also, during the year ended December 31, 1997, one of the General Partners and his affiliate, Norman Jacobson Management Co. (see Item 13) received cash compensation from Registrant totaling $57,840 consisting of project management fees and reimbursement for out-of-pocket expenses.

The following table summarizes the types, estimated amounts and recipients of compensation that will or may be paid to the General Partners or their affiliates from and after January 1, 1998:




 PERSON RECEIVING          TYPE OF COMPENSATION                       AMOUNT PAID
   COMPENSATION            --------------------                       -----------
 ----------------
General Partners:        Interest in distributions          An interest equal to 1% of cash
                         from operations                    distributions from operations.

Norman Jacobson                                             None
Theodore Weill                                              None

General Partners         Subordinated interests             ESTIMATED MAXIMUM AMOUNTS
                         in distributions                   An interest equal to 25%
                                                            (less amounts received by
                                                            the General Partners by
                                                            virtue of their 1%
                                                            interest in the
                                                            Partnership) of the
                                                            undistributed cash
                                                            amounts resulting from
                                                            the sale or refinance of
                                                            the Partnership Property
                                                            remaining after payment
                                                            to investors of an amount
                                                            equal to 100% of their
                                                            original capital
                                                            contributions plus an 8%
                                                            cumulative annual,
                                                            noncompounded return
                                                            thereon less prior
                                                            distributions from the
                                                            Partnership.

General Partners         Subordinated Real Estate           Equal to an amount not to
or one or more           Commissions (payable if            exceed one-half of the
real estate              recipient performs services        acquisition fees which
brokers                  related to resales of              could be paid during the
affiliated with          Partnership Properties)            Acquisition Period, but
the General                                                 only after return of the
Partners                                                    Limited Partners' capital
                                                            contributions and (unless
                                                            previously paid through
                                                            distributions) 6% per
                                                            annum cumulative non-
                                                            compounded return
                                                            thereon.

General Partners:        Property management fee            HUD approval contract
  Norman Jacobson                                           provides for 5% of the
  Theodore J. Weill                                         net revenues of the Property.
                                                            The Partnership paid
                                                            approximately 2% of net
                                                            revenues, $30,160 for the
                                                            year ended December 31,
                                                            1997, which was paid to
                                                            the General Partners:
                                                            $19,755 to Norman Jacobson
                                                            and $10,405 to Theodore J.
                                                            Weill; and

Norman Jacobson                                             3% of net revenues
Management Co.,                                             ($45,240 for the year
an affiliate of                                             ended December 31, 1997)
one of the                                                  to Norman Jacobson
General Partners                                            Management Co.
responsible for
management of
the property


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

Registrant has no directors or officers but is managed by the General Partners.


At December 31, 1997, neither of the General Partners owned any of the outstanding Limited Partnership Units nor did any person known to the General Partners own 5% or more of the outstanding Limited Partnership Units.


ITEM 13 - CERTAIN RELATIONSHIPS:

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

The General Partners are prohibited from entering into any transaction on behalf of the Partnership with any other limited partnership in which the General Partners or any affiliate of the General Partners has an interest.
The General Partners may engage in the real estate business or in other businesses for their own account for the accounts of others or otherwise, and neither the Partnership nor any Limited Partners shall be entitled to any interest therein. There may be conflicts of interest on the part of the General Partners between the Partnership and other limited partnerships with which they are affiliated at such time as the Partnership attempts to sell or rent realty or employ resident and building managers, as well as under other circumstances.

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

                                       PART IV

ITEM 14 - FINANCIAL STATEMENTS AND EXHIBITS:

(a)  EXHIBITS

     None

(b)  FINANCIAL STATEMENTS

     The following financial statements are included in Item 8:

          Independent Auditors' Report

          Balance Sheets as of December 31, 1997 and 1996

          Statements of Operation for the years ended December 31, 1997, December 31, 1996 and December 31, 1995.

          Statements of changes in partners' equity for the years ended December 31, 1997, December 31, 1996, and December 31, 1995.

          Statements of cash flows for the years ended December 31, 1997, December 31, 1996, and December 31, 1995.

          Notes to Financial Statements


     The following financial statement schedules follow:
                                                                            Page
                                                                            ----

          Independent auditors' report on financial statement schedules. . .  23
          Schedule XI - Real Estate and Accumulated Depreciation . . . . . .  24

                                     [LETTERHEAD]


                 INDEPENDENT AUDITORS' REPORT ON SUPPORTING SCHEDULES


TO VENETIAN PARK ASSOCIATES, LTD.
SANTA MONICA, CALIFORNIA


Under date of February 5, 1998, we reported on the balance sheets of VENETIAN PARK ASSOCIATES, LTD. (A CALIFORNIA LIMITED PARTNERSHIP) as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1997, which are included in Item 8 of this annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed in Item 14 of this annual report on Form 10-K. The financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                    BLOCK, PLANT, EISNER, FIORITO & BELAK-BERGER


Encino, California
FEBRUARY 5, 1998

                            VENETIAN PARK ASSOCIATES, LTD.
                               (A LIMITED PARTNERSHIP)

                SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                  DECEMBER 31, 1997



                                                                                                                 COSTS
                                                                                                              CAPITALIZED
                                                                                                              SUBSEQUENT
                                                                                        INITIAL COST              TO
                                                                                      TO PARTNERSHIP (A)      ACQUISITION
                                                                                      ------------------      -----------
                                                                                          BUILDING
                                                                                             AND
    DESCRIPTION                                  ENCUMBRANCES           LAND             IMPROVEMENTS        IMPROVEMENTS
    -----------                                  ------------           ----          ------------------     ------------
Apartment complex                                 $5,440,034         $ 1,158,278         $ 9,768,873         $   104,101

                                                                         GROSS AMOUNT OF WHICH WAS
                                                                       CARRIED AT CLOSE OF PERIOD (D)
                                                  ------------------------------------------------------------------------
                                                                      BUILDINGS
                                                                         AND                                  ACCUMULATED
                                                     LAND            IMPROVEMENTS           TOTAL            DEPRECIATION
                                                     ----            ------------           -----            ------------
                                                  $1,158,278         $ 9,872,974         $11,031,252         $ 4,170,961

Year of construction                                                   1976-1978
Fiscal year acquired                                                        1983
Life on which depreciation in latest
  statement of operations is computed                                 5-35 years

(A) The initial cost to the Partnership represents the original purchase price of the property.


(B)  Reconciliation of real estate owned for 1997, 1996 and 1995:


                                                     1997           1996           1995
                                                 -----------    -----------    -----------
   Balance at beginning of period                $11,031,252    $11,017,873    $11,015,288
   Additions during period                                 0         13,379          2,585
                                                 -----------    -----------    -----------
   Balance at close of period                    $11,031,252    $11,031,252    $11,017,873
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------

(C)  Reconciliation of accumulated depreciation for 1997, 1996 and 1995:



                                                     1997           1996           1995
                                                 -----------    -----------    -----------
   Balance at beginning of year                  $ 3,894,784    $ 3,614,446    $ 3,332,099
   Additions during period:
   Depreciation expense                              276,177        280,338        282,347
                                                 -----------    -----------    -----------
                                                   4,170,961      3,894,784      3,614,446
   Deductions during period:
   Accumulated depreciation on real estate
   sold or improvements written off                        0              0              0
                                                 -----------    -----------    -----------
   Balance at close of year                      $ 4,170,961    $ 3,894,784    $ 3,614,446
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------

(D) Aggregate cost of real estate at December 31, 1997 for Federal income tax purposes is $11,032,095.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        VENETIAN PARK ASSOCIATES, LTD.
                                        A California Limited Partnership



Date: 2/11/98                           By:  /s/ Theodore J. Weill
     ---------                               -------------------------------
                                             Theodore J. Weill
                                             General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: 3/20/98                           By:  /s/Norman Jacobson
     ---------                               -------------------------------
                                             Norman Jacobson,
                                             General Partner