Form 10-Q
period 1998-03-31
VENETIAN PARK ASSOCIATES LTD
filed 1998-05-08
CIK 745345

                                       FORM 10Q

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                   Quarterly report pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934


For the Quarterly Period Ended                                Commission File
     March 31, 1998                                             No. 0-11980


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

                                 REPORT ON FORM 10-Q
                         For the Quarter Ended March 31, 1998


                                        INDEX

                                                                       PAGE NO.

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

                           PART I.  FINANCIAL INFORMATION

                           VENETIAN PARK ASSOCIATES, LTD.
                         (A CALIFORNIA LIMITED PARTNERSHIP)

                                   BALANCE SHEETS

                                       ASSETS

                                                   MARCH 31,      DECEMBER 31,
                                                     1998             1997
                                                 ------------    ------------
                                                  (UNAUDITED)       (AUDITED)
CURRENT ASSETS:
  Cash                                              $  48,105       $  51,337
  Tenants' Rents Receivable                             3,135           2,778
  Tenants' Security Deposits                          109,281         108,486
  Prepaid Expenses                                     11,508          24,019
                                                 ------------    ------------

    TOTAL CURRENT ASSETS                              172,029         186,620
                                                 ------------    ------------

RESTRICTED DEPOSITS & FUNDED RESERVES:

  Mortgage Escrow Deposits                            108,632          66,682
  Reserve for Replacements                            147,793         141,500
                                                 ------------    ------------

    TOTAL RESTRICTED DEPOSITS & RESERVES              256,425         208,182
                                                 ------------    ------------


Fixed Assets, Net                                   6,791,247       6,860,291
                                                 ------------    ------------


OTHER ASSETS:

  Prepaid Loan Fees                                    18,530          18,769
  Deposits                                                  0              13
                                                 ------------    ------------

    TOTAL OTHER ASSETS                                 18,530          18,782
                                                 ------------    ------------


TOTAL ASSETS                                     $  7,238,231    $  7,273,875
                                                 ------------    ------------
                                                 ------------    ------------


The accompanying notes are an integral part of these Financial Statements.  3

                           VENETIAN PARK ASSOCIATES, LTD.
                         (A CALIFORNIA LIMITED PARTNERSHIP)

                                   BALANCE SHEETS

                          LIABILITIES AND PARTNERS' EQUITY

                                                    MARCH 31,    DECEMBER 31,
                                                      1998            1997
                                                 ------------    ------------
                                                  (UNAUDITED)     (AUDITED)
CURRENT LIABILITIES:
  Accounts Payable & Accrued Expenses              $   88,960       $  88,656
  Accrued Interest                                     35,466          35,466
  Tenants' Prepaid Rents                                3,249           1,276
  Tenants' Security Deposits                           93,122         100,178
  Current Portion of Long Term Debt                   127,095         127,095
                                                 ------------    ------------

    TOTAL CURRENT LIABILITIES                         347,892         352,671
                                                 ------------    ------------


OTHER LIABILITIES:

  Mortgage Payable - 1st Trust Deed                 5,282,548       5,312,939
                                                 ------------    ------------

    TOTAL OTHER LIABILITIES                         5,282,548       5,312,939
                                                 ------------    ------------

Partners Equity                                     1,607,791       1,608,265
                                                 ------------    ------------


TOTAL LIABILITIES AND PARTNERS EQUITY            $  7,238,231    $  7,273,875
                                                 ------------    ------------
                                                 ------------    ------------


The accompanying notes are an integral part of these Financial Statements.  4

                           VENETIAN PARK ASSOCIATES, LTD.
                         (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                                         THREE MONTHS    THREE MONTHS
                                                             ENDED           ENDED
                                                           MARCH 31,       MARCH 31,
                                                              1998            1997
                                                          -----------     -----------
Operating Revenue:

    Rental Income                                           $384,634        $357,095
    Other Rental and Interest Income                          16,368          18,414
                                                            --------        --------
      TOTAL OPERATING REVENUE                                401,002         375,509
                                                            --------        --------

Operating Expenses:

    Repair and Maintenance                                    19,136          55,847
    Utilities                                                 48,239          45,769
    Managers Salaries                                         44,293          43,753
    Management Fees                                           20,075          18,775
    General and Administrative                                57,562          55,783
    Real Property Taxes and Insurance                         32,896          33,998
    Financial Expenses                                       109,992         112,230
    Depreciation                                              69,044          70,086
    Amortization                                                 239             239
                                                            --------        --------

      TOTAL OPERATING EXPENSES                               401,476         436,480
                                                            --------        --------

NET INCOME (LOSS) FROM OPERATIONS                           $   (474)       $(60,971)
                                                            --------        --------
                                                            --------        --------

NET INCOME (LOSS) PER UNIT
(6041 Limited Partnership units issued and outstanding)     $  (0.08)       $ (10.09)
                                                            --------        --------
                                                            --------        --------




The accompanying notes are an integral part of these Financial Statements.   5

                           VENETIAN PARK ASSOCIATES, LTD.
                         (A CALIFORNIA LIMITED PARTNERSHIP)

                           STATEMENT OF PARTNER'S EQUITY
                                    (UNAUDITED)

                                             THREE MONTHS
                                                 ENDED
                                                MARCH 31,
                                                  1998
                                             ------------
Balance at January 1, 1998                    $1,608,265
Net income (loss)                                   (474)
Cash Distributions                                     0
                                             ------------

  BALANCE AT MARCH 31, 1998                   $1,607,791
                                             ------------
                                             ------------



The accompanying notes are an integral part of these Financial Statements.   6

                           VENETIAN PARK ASSOCIATES, LTD.
                         (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                                         THREE MONTHS    THREE MONTHS
                                                                             ENDED           ENDED
                                                                           MARCH 31,       MARCH 31,
                                                                             1998            1997
                                                                         -------------   ------------
Cash flows from operating activities: Net Income/(Loss)                     $   (474)      $ (60,971)
                                                                            --------       ---------

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

    Depreciation and amortization                                             69,283          70,325
    Change in assets - (increase) decrease:
      Tenant rents receivable                                                   (357)              0
      Tenants security deposits                                                 (795)        (26,056)
      Prepaid expenses                                                        12,511          12,700
      Restricted deposits and reserves                                       (48,243)        (19,714)
      Deposits                                                                    13              39
    Change in liabilities - increase (decrease):
      Accounts payable and accrued expenses                                      304           5,641
      Tenants prepaid rents                                                    1,973          (1,568)
      Tenants security deposit payable                                        (7,056)         (5,004)
                                                                            --------       ---------

             Total adjustments                                                27,633          36,363
                                                                            --------       ---------

Net cash flow provided by (used in) operating
activities:                                                                   27,159         (24,608)
                                                                            --------       ---------

Cash flow from financing activities:
  Principal reduction of long-term debt                                      (30,391)        (28,155)
  Capital distributions to partners                                                0         (61,020)
                                                                            --------       ---------

Net cash used by financing activities                                        (30,391)        (89,175)
                                                                            --------       ---------

Net increase (decrease) in cash                                               (3,232)       (113,783)

Cash at beginning of Period                                                   51,337         286,908
                                                                            --------       ---------

Cash at end of Period                                                       $ 48,105       $ 173,125
                                                                            --------       ---------
                                                                            --------       ---------

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
      Interest expense                                                      $103,984       $ 103,182
        State franchise tax                                                 $    800       $     800


The accompanying notes are an integral part of these Financial Statements.   7

                            VENETIAN PARK ASSOCIATES, LTD.
                            NOTES TO FINANCIAL STATEMENTS
                          THREE MONTHS ENDED MARCH 31, 1998


1)   BASIS OF PRESENTATION

     See the Form 10-K for the Year Ended December 31, 1997 for appropriate disclosure to the Financial Statements. The Financial Statements included in the 10-Q omit substantially all disclosures.

2)   ADJUSTING ENTRIES

     All adjustments which are necessary for a fair presentation of the Financial Statements have been made to the Financial Statements presented. All such adjustments are of a normal recurring nature.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

GENERAL

     Operating income during the first quarter this year was $401,002 vs. $375,509 during last year's first quarter, an increase of $25,493. Net Income this year through March 31 was a negative cash flow of $474 vs. a negative cash flow of $60,971 during the corresponding quarter last year, an improvement of $60,497.

     Rental Collection this year through March 31 was $384,634 vs. $357,095 last year through the same date, an increase of $27,539. Because the rental market is showing gradual signs of improvements, rental discounts continue to decline.

     Total Operating Expenses were $401,476 during the 1998 first quarter vs. $436,480 during the 1997 first quarter, a cut of $35,004. We have one of the best on-site maintenance and painting staffs we've had in many years and they're helping us hold down expenses by performing much of the work on site that had previously been contracted out to independent firms.

     Cash in bank on March 31, 1998 was $48,105 vs. $51,337 at the same time the year before. Tenant Security Deposits on hand stood at $ $109,281 vs. $108,486 at the same time last year. On March 31, 1998, the Property's FHA replacement reserve account stood at $147,793 vs. $141,500 on the same date last year.

     When the vacancy factor, now running at approximately 12%, is reduced to more acceptable levels, we shall move to refinance the Property in order to lower mortgage payments and at the same time generate sufficient funds to replace the roof and complete the exterior paint program at the Property.

LIQUIDITY AND CAPITAL RESOURCES

     Although this year's first quarter operating results are substantially improved over last year's first quarter, no cash distributions can be made until the Property generates a more substantial ongoing cash flow than that which now prevails.

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

                                                VENETIAN PARK ASSOCIATES, LTD.
                                              (A California Limited Partnership)



DATED:  May 4, 1998                           By  /s/ NORMAN JACOBSON
                                                --------------------------------
                                                  Norman Jacobson
                                                  General Partner