Form 10-Q
period 1998-06-30
VENETIAN PARK ASSOCIATES LTD
filed 1998-08-11
CIK 745345

                                       FORM 10Q

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                   Quarterly report pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934


For the Quarterly Period Ended                                   Commission File
June 30, 1998                                                        No. 0-11980



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

                                 REPORT ON FORM 10-Q
                         For the Quarter Ended June 30, 1998


                                        INDEX


                                                                          Page No.
                                                                          --------

PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements:
     ------    --------------------

               Balance Sheets                                                3-4

               Statements of Operations                                      5-6

               Statements of Changes in Partners' Equity                       7

               Statements of Cash Flows                                        8

               Notes to Financial Statements                                   9

     Item 2.   Management's Discussion and Analysis
     ------    -------------------------------------
               of Financial Condition and Results of Operations.              10
               ------------------------------------------------

PART II.  OTHER INFORMATION                                                   11

SIGNATURE                                                                     12


                           PART I.  FINANCIAL INFORMATION

                           VENETIAN PARK ASSOCIATES, LTD.
                         (A California Limited Partnership)

                                   BALANCE SHEETS

                                       ASSETS

                                                        June 30,    DECEMBER 31,
                                                         1998          1997
                                                      -----------  --------------
                                                       (unaudited)   (audited)

Current Assets:
--------------

    Cash                                            $     40,146   $     51,337
    Tenants' Rents Receivable                             25,668          2,778
    Tenants' Security Deposits                           103,023        108,486
    Prepaid Expenses                                      15,825         24,019
                                                    ------------   ------------

      TOTAL CURRENT ASSETS                               184,662        186,620
                                                    ------------   ------------

Restricted Deposits & Funded Reserves:
-------------------------------------

    Mortgage Escrow Deposits                              77,982         66,682
    Reserve for Replacements                             154,086        141,500
                                                    ------------   ------------

      TOTAL RESTRICTED DEPOSITS & RESERVES               232,068        208,182
                                                    ------------   ------------


Fixed Assets, Net                                      6,722,203      6,860,291
                                                    ------------   ------------


Other Assets:
------------

    Prepaid Loan Fees                                     18,291         18,769
    Deposits                                              10,000             13
                                                    ------------   ------------

      TOTAL OTHER ASSETS                                  28,291         18,782
                                                    ------------   ------------


TOTAL ASSETS                                        $  7,167,224   $  7,273,875
                                                    ------------   ------------
                                                    ------------   ------------


The accompanying notes are an intergral part of these Financial Statements.   3

                           VENETIAN PARK ASSOCIATES, LTD.
                         (A California Limited Partnership)

                                   BALANCE SHEETS

                          LIABILITIES AND PARTNERS' EQUITY


                                                          June 30,     DECEMBER 31,
                                                           1998           1997
                                                       -----------    -------------
                                                       (unaudited)      (audited)
Current Liabilities:

    Accounts Payable & Accrued Expenses             $     61,835   $     88,656
    Accrued Interest                                      35,466         35,466
    Tenants' Prepaid Rents                                 6,838          1,276
    Tenants' Security Deposits                            89,119        100,178
    Current Portion of Long Term Debt                    127,095        127,095
                                                    ------------   ------------

      TOTAL CURRENT LIABILITIES                          320,353        352,671
                                                    ------------   ------------


Other Liabilities:

    Mortgage Payable - 1st Trust Deed                  5,251,571      5,312,939
                                                    ------------   ------------

      TOTAL OTHER LIABILITIES                          5,251,571      5,312,939
                                                    ------------   ------------

Partners Equity                                        1,595,300      1,608,265
                                                    ------------   ------------

TOTAL LIABILITIES AND PARTNERS EQUITY               $  7,167,224   $  7,273,875
                                                    ------------   ------------
                                                    ------------   ------------





The accompanying notes are an intergral part of these Financial Statements.   4

                           VENETIAN PARK ASSOCIATES, LTD.
                         (A California Limited Partnership)

                              STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                                                   THREE MONTHS     THREE MONTHS
                                                                       ENDED           ENDED
                                                                     June 30,         June 30,
                                                                       1998            1997
                                                                   ------------    -------------

Operating Revenue:

    Rental Income                                                    $  378,375    $   339,833
    Other Rental and Interest Income                                     13,645         23,436
                                                                   ------------    -------------

   TOTAL OPERATING REVENUE                                              392,020        363,269
                                                                   ------------    -------------

Operating Expenses:

    Repair and Maintenance                                               58,894        103,922
    Utilities                                                            45,647         41,878
    Managers Salaries                                                    47,070         45,510
    Management Fees                                                      22,970         18,128
    General and Administrative                                           16,786         51,057
    Real Property Taxes and Insurance                                    32,895         33,995
    Financial Expenses                                                  110,966        111,145
    Depreciation                                                         69,044         70,086
    Amortization                                                            239            239
                                                                   ------------    -------------

   TOTAL OPERATING EXPENSES                                             404,511        475,960
                                                                   ------------    -------------

NET INCOME (LOSS) FROM OPERATIONS                                    $  (12,491)   $  (112,691)
                                                                   ------------    -------------
                                                                   ------------    -------------

NET INCOME (LOSS) FROM OPERATIONS
(6,041 Limited Partnership units issued and outstanding)             $    (2.07)   $    (18.65)
                                                                   ------------    -------------
                                                                   ------------    -------------


The accompanying notes are an intergral part of these Financial Statements.   5

                           VENETIAN PARK ASSOCIATES, LTD.
                         (A California Limited Partnership)

                              STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                                       SIX MONTHS    SIX MONTHS
                                                          ENDED         ENDED
                                                        June 30,       June 30,
                                                          1998           1997
                                                      -----------   ------------
Operating Revenue:

    Rental Income                                      $  763,009   $   696,928
    Other Rental and Interest Income                       30,013        41,850
                                                      -----------   ------------

   TOTAL OPERATING REVENUE                                793,022       738,778
                                                      -----------   ------------

Operating Expenses:

    Repair and Maintenance                                 78,030       159,769
    Utilities                                              93,886        87,647
    Managers Salaries                                      91,363        89,263
    Management Fees                                        43,045        36,903
    General and Administrative                             74,348       106,840
    Real Property Taxes and Insurance                      65,791        67,993
    Financial Expenses                                    220,958       223,375
    Depreciation                                          138,088       140,172
    Amortization                                              478           478
                                                      -----------   ------------

   TOTAL OPERATING EXPENSES                               805,987       912,440
                                                      -----------   ------------

NET INCOME (LOSS) FROM OPERATIONS                      $  (12,965)  $  (173,662)
                                                      -----------   ------------
                                                      -----------   ------------

NET INCOME (LOSS) PER UNIT
(6041 Limited Partnership units issued and
    outstanding)                                       $    (2.15)  $    (28.75)
                                                      -----------   ------------
                                                      -----------   ------------







The accompanying notes are an intergral part of these Financial Statements.   6

                           VENETIAN PARK ASSOCIATES, LTD.
                         (A California Limited Partnership)

                           STATEMENT OF PARTNER'S EQUITY
                                    (Unaudited)


                                                      SIX MONTHS
                                                         ENDED
                                                       June 30,
                                                         1998
                                                     --------------

    Balance at January 1, 1998                       $  1,608,265
    Net income (loss)                                     (12,965)
    Cash Distributions                                          0
                                                     --------------

      BALANCE AT JUNE 30, 1998                       $  1,595,300
                                                     --------------










The accompanying notes are an intergral part of these Financial Statements.   7

                           VENETIAN PARK ASSOCIATES, LTD.
                         (A California Limited Partnership)

                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                                     SIX MONTHS     SIX MONTHS
                                                                        ENDED          ENDED
                                                                       June 30,       June 30,
                                                                        1998            1997
                                                                    ------------   ------------

Cash flows from operating activities: Net Income/(Loss)              $  (12,965)    $ (173,662)
                                                                    ------------   ------------

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

    Depreciation and amortization                                       138,566        140,650
    Change in assets - (increase) decrease:
      Tenant rents receivable                                           (22,890)             0
      Tenants security deposits                                           5,463        (26,056)
      Prepaid expenses                                                    8,194         12,700
      Restricted deposits and reserves                                  (23,886)       (19,714)
      Deposits                                                           (9,987)            39
    Change in liabilities - increase (decrease):
      Accounts payable and accrued expenses                             (26,821)         5,641
      Tenants prepaid rents                                               5,562         (1,568)
      Tenants security deposit payable                                  (11,059)        (5,004)
                                                                    ------------   ------------

                    Total adjustments                                    63,142        106,688
                                                                    ------------   ------------

Net cash flow provided by (used in) operating activities:                50,177        (66,974)
                                                                    ------------   ------------

Cash flow from financing activities:
  Principal reduction of long-term debt                                 (61,368)       (28,155)
  Capital distributions to partners                                           0        (61,020)
                                                                    ------------   ------------

Net cash used by financing activities                                   (61,368)       (89,175)
                                                                    ------------   ------------

Net increase (decrease) in cash                                         (11,191)      (156,149)

Cash at beginning of Period                                              51,337        286,908
                                                                    ------------   ------------

Cash at end of Period                                                $   40,146    $   130,759
                                                                    ------------   ------------
                                                                    ------------   ------------

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
      Interest expense                                               $  207,382     $  215,198
        State franchise tax                                          $      800     $      800


The accompanying notes are an intergral part of these Financial Statements.   8

                            Venetian Park Associates, Ltd.
                            Notes to Financial Statements
                            Six Months Ended June 30, 1998


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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ----------------------

RESULTS OF OPERATIONS

GENERAL
-------

     Operating income for the six months ended June 30, 1998 was $793,022 vs. $738,778, a gain of $54,244. Net Income through June 30, 1988 has improved by $160,697 from a negative cash flow of $12,965 this year vs. a negative cash flow of $173,662 sustained during the 1997 first half.

     Rental Collection this year through June 30 was $763,009 vs. $696,928 last year through the same date, an increase of $66,081.

     Total Operating Expenses were $805,987 during the 1998 first half vs. $912,440 during the 1997 first half, a cut of $106,453. We have one of the best on-site maintenance and painting staffs we've had in many years and they're helping us hold down expenses by performing much of the work on site that had previously been contracted out to independent firms.

     Cash in bank on June 30, 1998 was $40,146 vs. $51,337 at the same time the year before. Tenant Security Deposits on hand stood at $ $103,023 vs. $108,486 at the same time last year. On June 30, 1998, the Property's FHA replacement reserve account stood at $154,086 vs. $128,914 last year at the same time.

     When the vacancy factor, now running at approximately 13%, is reduced to more acceptable levels, we shall move to refinance the Property in order to lower mortgage payments and at the same time generate sufficient funds to replace the roof and complete the exterior paint program at the Property.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Although this year's second quarter operating results are substantially improved over last year's first quarter, no cash distributions can be made until the Property generates a more substantial ongoing cash flow than that which now prevails.

                             PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
------    -----------------

          Not Applicable

ITEM 2.   CHANGES IN SECURITIES
------    ---------------------

          Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
------    -------------------------------


          Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------


          Not Applicable

ITEM 5.   OTHER INFORMATION
------    -----------------


          Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------    --------------------------------


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

                                          VENETIAN PARK ASSOCIATES, LTD.
                                        (A California Limited Partnership)



DATED:    July 31, 1998                      By   /s/ Norman Jacobson
                                                 ---------------------------
                                                 Norman Jacobson
                                                 General Partner