Form 10-Q
period 1998-10-30
VENETIAN PARK ASSOCIATES LTD
filed 1998-11-09
CIK 745345

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period Ended                                  Commission File
September 30, 1998                                              No. 0-11980


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

                               REPORT ON FORM 10-Q
                    For the Quarter Ended September 30, 1998


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

                          PART I. FINANCIAL INFORMATION

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                     ASSETS


                                                   SEPTEMBER 30,      DECEMBER 31,
                                                       1998              1997
                                                   -------------      ------------
                                                    (unaudited)        (audited)
CURRENT ASSETS:
    Cash                                             $   34,577        $   51,337
    Tenants' Rents Receivable                            43,036             2,778
    Tenants' Security Deposits                           96,632           108,486
    Prepaid Expenses                                     35,461            24,019
                                                     ----------        ----------

      TOTAL CURRENT ASSETS                              209,706           186,620
                                                     ----------        ----------

RESTRICTED DEPOSITS & FUNDED RESERVES:

    Mortgage Escrow Deposits                             85,157            66,682
    Reserve for Replacements                            160,379           141,500
                                                     ----------        ----------

      TOTAL RESTRICTED DEPOSITS & RESERVES              245,536           208,182
                                                     ----------        ----------


Fixed Assets, Net                                     6,653,159         6,860,291
                                                     ----------        ----------


OTHER ASSETS:

    Prepaid Loan Fees                                    17,813            18,769
    Deposits                                             10,080                13
                                                     ----------        ----------

      TOTAL OTHER ASSETS                                 27,893            18,782
                                                     ----------        ----------


TOTAL ASSETS                                         $7,136,294        $7,273,875
                                                     ----------        ----------
                                                     ----------        ----------


The accompanying notes are an integral part of these Financial Statements.

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                        LIABILITIES AND PARTNERS' EQUITY

                                            SEPTEMBER 30,       DECEMBER 31,
                                               1998                 1997
                                            -------------       ------------
                                             (unaudited)         (audited)
CURRENT LIABILITIES:
    Accounts Payable & Accrued Expenses     $  113,492           $   88,656
    Accrued Interest                            35,466               35,466
    Tenants' Prepaid Rents                       5,965                1,276
    Tenants' Security Deposits                  91,334              100,178
    Current Portion of Long Term Debt          127,095              127,095
                                            ----------           ----------

      TOTAL CURRENT LIABILITIES                373,352              352,671
                                            ----------           ----------


OTHER LIABILITIES:

    Mortgage Payable - 1st Trust Deed        5,219,996            5,312,939
                                            ----------           ----------

      TOTAL OTHER LIABILITIES                5,219,996            5,312,939
                                            ----------           ----------

Partners Equity                              1,542,946            1,608,265
                                            ----------           ----------


TOTAL LIABILITIES AND PARTNERS EQUITY       $7,136,294           $7,273,875
                                            ----------           ----------
                                            ----------           ----------





The accompanying notes are an integral part of these Financial Statements.

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              THREE MONTHS     THREE MONTHS
                                                                 ENDED             ENDED
                                                              September 30,    September 30,
                                                                  1998              1997
                                                              -------------    -------------
Operating Revenue:
    Rental Income                                               $384,049         $ 348,392
    Other Rental and Interest Income                              17,752            13,931
                                                                ---------        ---------

                 TOTAL OPERATING REVENUE                         401,801           362,323
                                                                ---------        ---------

Operating Expenses:

    Repair and Maintenance                                        69,594           108,443
    Utilities                                                     48,073            43,505
    Managers' Salaries                                            45,863            49,681
    Management Fees                                               16,645            18,152
    General and Administrative                                    61,130            49,248
    Real Property Taxes and Insurance                             33,789            34,964
    Financial Expenses                                           109,539           113,492
    Depreciation                                                  69,044            70,086
    Amortization                                                     478               239
                                                                ---------        ---------

                 TOTAL OPERATING EXPENSES                        454,155           487,810
                                                                ---------        ---------

NET INCOME (LOSS) FROM OPERATIONS                               $(52,354)        $(125,487)
                                                                ---------        ---------

NET INCOME (LOSS) FROM OPERATIONS
(6,041 Limited Partnership units issued and outstanding)        $  (8.67)        $ (20.77)
                                                                ---------        ---------
                                                                ---------        ---------



The accompanying notes are an integral part of these Financial Statements.

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              NINE MONTHS       NINE MONTHS
                                                                 ENDED             ENDED
                                                              September 30,     September 30,
                                                                  1998             1997
                                                              -------------     -------------
Operating Revenue:
    Rental Income                                               $1,147,058       $1,045,320
    Other Rental and Interest Income                                47,765           55,781
                                                                ----------       ----------

                 TOTAL OPERATING REVENUE                         1,194,823        1,101,101
                                                                ----------       ----------

Operating Expenses:

    Repair and Maintenance                                         147,624          268,212
    Utilities                                                      141,959          131,152
    Managers' Salaries                                             137,226          138,944
    Management Fees                                                 59,690           55,055
    General and Administrative                                     135,478          156,088
    Real Property Taxes and Insurance                               99,580          102,957
    Financial Expenses                                             330,497          336,867
    Depreciation                                                   207,132          210,258
    Amortization                                                       956              717
                                                                ----------       ----------

                 TOTAL OPERATING EXPENSES                        1,260,142        1,400,250
                                                                ----------       ----------

NET INCOME (LOSS) FROM OPERATIONS                               $  (65,319)      $ (299,149)
                                                                ----------       ----------
                                                                ----------       ----------


NET INCOME (LOSS) PER UNIT
(6,041 Limited Partnership units issued and outstanding)        $   (10.81)      $   (49.52)
                                                                ----------       ----------
                                                                ----------       ----------




The accompanying notes are an integral part of these Financial Statements.

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                          STATEMENT OF PARTNER'S EQUITY
                                   (Unaudited)


                                                                        NINE MONTHS
                                                                           ENDED
                                                                       September 30,
                                                                           1998
                                                                       -------------
    Balance at January 1, 1998                                          $1,608,265
    Net income (loss)                                                      (65,319)
    Cash Distributions                                                           0
                                                                        ----------

      BALANCE AT SEPTEMBER 30, 1998                                     $1,542,946
                                                                        ----------
                                                                        ----------












The accompanying notes are an integral part of these Financial Statements.

                        VENETIAN PARK ASSOCIATES, LTD.
                      (A California Limited Partnership)

                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                    NINE MONTHS      NINE MONTHS
                                                                        ENDED           ENDED
                                                                    September 30,    September 30,
                                                                        1998            1997
                                                                    -------------    -------------
Cash flows from operating activities: Net Income/(Loss)               $(65,319)       $(299,149)
                                                                      --------        ---------
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:

    Depreciation and amortization                                      208,088          210,975
    Change in assets - (increase) decrease:
      Tenant rents receivable                                          (40,258)               0
      Tenants' security deposits                                        11,854          (16,214)
      Prepaid expenses                                                 (11,442)         (13,315)
      Restricted deposits and reserves                                 (37,354)         (16,384)
      Deposits                                                         (10,067)             939
    Change in liabilities - increase (decrease):
      Accounts payable and accrued expenses                             24,836           53,784
      Tenants prepaid rents                                              4,689            2,108
      Tenants security deposit payable                                  (8,844)           3,052
                                                                      --------        ---------

                                                 Total adjustments     141,502          224,945
                                                                      --------        ---------

Net cash flow provided by (used in) operating activities:               76,183          (74,204)
                                                                      --------        ---------

Cash flow from financing activities:
  Principal reduction of long-term debt                                (92,943)         (86,104)
  Capital distributions to partners                                          0          (61,020)
                                                                      --------        ---------

Net cash used by financing activities                                  (92,943)        (147,124)
                                                                      --------        ---------

Net increase (decrease) in cash                                        (16,760)        (221,328)

Cash at beginning of Period                                             51,337          286,908
                                                                      --------        ---------

Cash at end of Period                                                 $ 34,577        $  65,580
                                                                      --------        ---------
                                                                      --------        ---------

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
      Interest expense                                                $310,187        $ 316,012
        State franchise tax                                           $    800        $     800


The accompanying notes are an integral part of these Financial Statements.

                         Venetian Park Associates, Ltd.
                         Notes to Financial Statements
                      Six Months Ended September 30, 1998


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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

GENERAL

         Operating income for the nine months ended September 30, 1998, was $1,194,823 vs. $1,101,101 during the corresponding period last year, a jump of $93,722. Net loss this year through September 30th was $65,319 vs. a net loss of $299,149 last year during the comparable period, an overall cash flow improvement of $233,830.

         Rental Income for September, 1998 was $1,147,058 vs. $1,045,320 in September, 1997, an increase of $101,738. Operating expenses this year through September 30th were $1,260,142 vs. $1,400,250 in September, 1997, a slash of $140,108.

         On September 30, 1998, the Property's cash accounts stood at $131,209 (including $96,632 in tenant refundable security deposits) vs. $159,823 on the same date the year before, a decline of $28,614 due largely to rental losses sustained during the fire at the Property this year. We are in the process of retrieving the rental losses from the burned apartments under our Loss of Rent insurance claim with Travelers Insurance. We have booked $41,638 as rent loss under Tenant Receivables on the balance sheet and expect the funds to be remitted shortly. The rebuilt apartments, when finished, are expected to rent for premiums above our regular rent schedule.

LIQUIDITY AND CAPITAL RESOURCES

         Although this year's third quarter operating results are substantially improved over last year's third quarter, no cash distribution can be made until the Property generates a more substantial ongoing cash flow than that which now prevails.

                                            PART II.  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  Not Applicable

ITEM 2.           CHANGES IN SECURITIES

                  Not Applicable

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable

ITEM 5.           OTHER INFORMATION

                  Not Applicable

ITEM 6.           EXHIBITS AND REPORTS OF FORM 8-K

                  a)   EXHIBITS

                       Exhibits other than those listed have been omitted because they are nonexistent, inapplicable or because the required information is given in the Financial Statements or notes thereto.

                  b)   REPORTS ON FORM 8-K

                       Not Applicable

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Santa Monica, California.

                                       VENETIAN PARK ASSOCIATES, LTD.
                                      (A California Limited Partnership)


Dated: October 30, 1998                   /s/ Norman Jacobson
                                         --------------------------------
                                              Norman Jacobson
                                              General Partner