Form 10-K405
period 1998-12-31
VENETIAN PARK ASSOCIATES LTD
filed 1999-03-24
CIK 745345

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-K

                                 ANNUAL REPORT

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the year ended                                      Commission File Number
December 31, 1998                                               0-11980


                         VENETIAN PARK ASSOCIATES, LTD.
                             (A LIMITED PARTNERSHIP)
             (Exact name of registrant as specified in its charter)


        California                                            95-3887496
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

Yes   X    No
    -----     -----

The Registrant has no voting stock. The Registrant's outstanding securities consist of units of limited partnership interest which have no readily ascertainable market value since there is no immediate public trading market for these securities on which to base a calculation of aggregate market value.

             Venetian Park Associates, Ltd. (A Limited Partnership)


                                                                                           CONTENTS
---------------------------------------------------------------------------------------------------
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



APARTMENT MIX
    NUMBER                    TYPE                         SQ.FT.EA.     TOTAL SQ.FT.
    ------      ----------------------------------         ---------     ------------
      60     Studios                                          510           30,600
      92     1-bedroom, 1 bath                                694           63,848
      48     2-bedroom, 1 bath                                900           43,200
      72     2-bedroom, 2 bath                              1,080           77,760
      12     2-bedroom, 2 bath (Villa)                      1,282           15,384
      11     2-bedroom, 2.5 bath (Townhouse)                1,420           15,620

     295     TOTAL LIVABLE SQUARE FOOTAGE                                  246,412


ITEM 1 - BUSINESS:


                            VENETIAN PARK APARTMENTS

                             SCHEDULED GROSS INCOME

                             BEGINNING JANUARY, 1999

                                  RENTAL RATES



                 TYPE                                         SQ. FT. EA.          CURRENT RENTS
      ----------------------------                            -----------          -------------
Studio, 1 Bath                                                     510              $360 - $440

1 Bedroom, 1 Bath                                                  694              $415 - $536

2 Bedroom, 1 Bath                                                  900              $500 - $610

2 Bedroom, 2 Bath                                                1,080              $525 - $656

2 Bedroom, 2 Bath (Villa)                                        1,282              $610 - $786

2 Bedroom, 2.5 Bath (Townhouse)                                  1,420              $665 - $770


Scheduled monthly rents..................................................................$156,737

Scheduled monthly rents x 12 months....................................................$1,880,844
Laundry income............................................................................$22,000
Miscellaneous income (1)..................................................................$33,300
Interest income............................................................................$8,000
Total scheduled gross revenues.........................................................$1,944,144






-------

(1) Net security deposit forfeitures plus late charges and miscellaneous income.

ITEM 2 - PROPERTIES:


                                LOAN INFORMATION

                            VENETIAN PARK APARTMENTS


Registrant's only property is a 295-unit apartment complex (herein the "Property") consisting of 41 buildings on a 16.44 acre site at 1540, 1555 and 1560 Mosaic Way and 4841 North Pershing Avenue, Stockton, California, and commonly known as the Venetian Park Apartments. The Property is subject to encumbrances, consisting of four (one for each parcel) first trust deed notes totaling $5,315,331 at December 31, 1998. The partnership borrowed $18,000 for laundry equipment. The outstanding loan balance at December 31, 1998 is $17,298. The General Partners believe that the foregoing Property is adequately covered by insurance. Also, at this time there are no proposed programs for renovation, improvements or further development of the Property.

FIRST TRUST DEED INFORMATION

Monthly payments:...........................$44,791
Interest rate:..............................7.5% and 8%
Amortization schedule:......................19 to 20 years
Year due and payable:.......................until paid (2017 to 2018)
Loan balance when due:......................$0
First trust deed holder:....................State Teachers' Retirement Board of Ohio and Colonial Mortgage
                                              Service Co.
Assumption fee:.............................$32,500


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

There were approximately 530 holders of Limited partnership Units at December 31, 1998, holding 6,041 Limited Partnership Units of Registrant. Although the General Partners have an equity interest in Registrant, they were not issued units. The general partners own 61 units, giving the partnership a total of 6,102 partner units.

During 1998, the Registrant paid $0 or $0 per unit; during 1997, paid $60,410; and during 1996, paid $0. Additionally, the Registrant paid the General Partners the following distributions: $0, $608 and $0 for 1998, 1997 and 1996, respectively.

ITEM 6 - SELECTED FINANCIAL DATA:

YEAR                                    OPERATIONAL DATA                        BALANCE SHEET DATA
----                                    ----------------                        ------------------
                                                                    NET INCOME                           TOTAL
                                              NET INCOME         (LOSS) PER LTD.                       LONG-TERM
                        NET REVENUES            (LOSS)             PARTNER UNIT    TOTAL ASSETS          DEBT
                        ------------          ----------         ---------------   ------------        ---------
1998                     $ 1,610,999           $(85,730)               $(14.19)    $7,172,848         $5,332,629

1997                       1,506,921           (332,327)                (54.46)     7,273,875          5,440,034

1996                       1,622,281            (13,062)                 (2.14)     7,757,031          5,555,954

1995                       1,590,577           (188,611)                (30.91)     7,837,361          5,663,545

1994                       1,628,405            (98,415)                (16.13)     8,139,694          5,763,051



                                         PER UNIT LIMITED PARTNER
                                            CASH DISTRIBUTIONS

                                            1998                  $ 0

                                            1997                   10

                                            1996                    0

                                            1995                    0

                                            1994                   10


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Results of Operations:

Operating income for 1998 was $1,610,999, an improvement of $104,708 (6.91%) when compared to the 1997 operating income of $1,506,921 and a decrease of $11,282 (1.07%) when compared to $1,622,281 for 1996. Net spendable for 1998 was $69,434 vs. ($170,494) in 1997, an improvement of $239,928 or 140.73%.
When compared to 1996 net spendable of $159,060, the net spendable generated in 1998 was $89,626 (56.35%) lower. Operating income in 1998 includes Insurance Receivables-Fire Rent Loss of $50,765.

The scheduled gross monthly rental roll for December 1998 was $156,737, $4,640 (3.05%) more than the December 1997 rent roll of $152,097 and 5.68% higher than the December 1996 rent roll of $148,308. Aggregate rental loss (vacancies, net delinquencies and rental discounts) for 1998 of $298,566 is an improvement of $55,542 or 15.69% when compared to 1997's rental loss of $354,108. The main contributing factor to this is the decrease in rental discounts by $68,266 from $106,219 in 1997 to $37,953 in 1998. There was a noticeable improvement in the local rental market in 1998. However, 1996's rental loss of $228,648 is lower by $69,918 or 23.42% when compared to 1998.

Operating expenses during 1998 were $964,881 vs. $1,114,411 in 1997, a cut of $149,530 (13.42%). When compared to 1996's operating expenses of $884,245, 1998's operating expenses are higher by $80,637 (9.12%).

During 1998, Fixed Expenses was the only category that went up when compared to 1997 ($688,073 vs. $670,827). This is due to the increase in the monthly services such as landscape (up by $3,840), security (up by $3,998) and pool (up by $2,252). In 1996, Fixed Expenses were $631,926 which is lower by $56,147 when compared to 1998.

Of the total $69,434 net spendable generated during 1998, $53,059 or 76.42% was booked during the third quarter of 1998 indicating a favorable trend.

Although the fire insurance settlement had not been concluded in December 31, 1998 due to the mortgage holder's tardiness in endorsing the last insurance proceeds draw of $106,626, the books closed with respect to fire insurance receipts and disbursements before the end of January 1999. Accordingly, our accounts payable include funds still owed to the fire insurance adjuster the partnership hired to negotiate the settlement whose fees were paid in January 1999 from funds generated from the mortgage holder's endorsed proceeds check. The overall settlement was enough to cover the building repair and the adjuster's fees. We have not yet received a settlement regarding the property's loss of rent insurance coverage.

The property's cash accounts at the end of 1998, 1997 and 1996, respectively, were $135,283, $159,824 and $376,368. The property's FHA reserve for replacement fund at the end of 1998, 1997 and 1996, respectively, were $166,672, $141,500 and $141,237. We have applied for a release of approximately $22,000 of these funds late last year of which $13,310 was released in February 1999.

Our goal set last year was to apply for refinancing on the first trust deed loan in order to generate sufficient funds for the reroofing of the complex, the completion of the exterior painting and refurbishment of the driveways; however, until we improve our occupancy rate and cash flow, it is unwise to pursue such refinancing although lenders have ample funds available for apartment loans at favorable terms.

ANALYSIS OF CASH FLOWS:

Operating Activities:

The Partnership had a cash flow from operating activities of $115,351, ($58,633), and $279,906 for each of the three years in the period ended December 31, 1998, respectively. The improvement of the cash flow in 1998 was attributable to the decline in vacancies, decrease in rental discounts and the lowering of operating expenses in all categories except fixed expenses.

Financing Activities:

The principal repayment of long-term debt remain consistent over the three-year period. There were no cash distributions to partners in 1998 to recover from the negative cash flow in 1997. The Partnership declared and paid a distribution in January 1997 for the 1996 year. The relatively small distribution of $61,018 is the first to be issued in some period of time. The distributions to partners were $0, $61,018, and $0 for each of the three year period ended December 31, 1998, respectively.

ITEM 8 - FINANCIAL STATEMENTS:

The Registrant's Financial Statements for the periods ended December 31, 1998, 1997 and 1996 follow.

                                                         Page
                                                        Number
Independent Auditors' Report..............................8

Balance Sheets............................................9

Statements of Operation..................................10

Statements of Changes in Partners' Equity................11

Statements of Cash Flows.................................12

Notes to Financial Statements.........................13-17


                                 [LETTERHEAD]


INDEPENDENT AUDITORS' REPORT




TO VENETIAN PARK ASSOCIATES, LTD.
SANTA MONICA, CALIFORNIA


We have audited the accompanying balance sheets of VENETIAN PARK ASSOCIATES, LTD. (A LIMITED PARTNERSHIP) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity, and cash flows for each of the years in the three year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venetian Park Associates, Ltd. (A Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ Block, Plant, Eisner, Fiorito & Belak-Berger

Encino, California
FEBRUARY 23, 1999

             VENETIAN PARK ASSOCIATES, LTD. (A LIMITED PARTNERSHIP)

BALANCE SHEETS
------------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------------------------------------
December 31,                                                   1998                  1997
------------------------------------------------------------------------------------------
Current assets:
Cash                                                        $   38,050          $   51,337
Tenants' rents receivable                                        2,309               2,778
Insurance receivable                                           158,642                   0
Prepaid expenses                                                25,660              24,019
------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                           224,661              78,134
------------------------------------------------------------------------------------------
Restricted deposits and funded reserves:
Tenants' security deposits                                      97,232             108,486
Mortgage escrow deposits                                        62,560              66,682
Reserve for replacements                                       166,672             141,500
------------------------------------------------------------------------------------------
                                                               326,464             316,668
------------------------------------------------------------------------------------------
Fixed assets, net                                            6,603,181           6,860,291
------------------------------------------------------------------------------------------
Other assets:
Prepaid loan fees, net of accumulated amortization
    of $14,590 in 1998 and $13,637 in 1997                      17,816              18,769
Deposits                                                           726                  13
------------------------------------------------------------------------------------------
                                                                18,542              18,782
------------------------------------------------------------------------------------------
                                                            $7,172,848          $7,273,875
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' EQUITY
------------------------------------------------------------------------------------------
December 31,                                                 1998                1997
------------------------------------------------------------------------------------------
Current liabilities:
Accounts payable - trade and accrued expenses          $  104,688          $   88,656
Accrued expense - fire damage                              82,281                   0
Accrued interest                                           35,466              35,466
Tenants' prepaid rents                                      5,998               1,276
Current portion of long-term debt                         137,777             127,095
------------------------------------------------------------------------------------------
Total current liabilities                                 366,210             252,493
------------------------------------------------------------------------------------------
Other liabilities:
Long-term debt, net of current portion                  5,194,852           5,312,939
Tenants' security deposits                                 89,251             100,178
------------------------------------------------------------------------------------------
                                                        5,284,103           5,413,117
------------------------------------------------------------------------------------------
Commitments and contingencies
------------------------------------------------------------------------------------------
Partners' equity                                        1,522,535           1,608,265
------------------------------------------------------------------------------------------
                                                       $7,172,848          $7,273,875
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

             VENETIAN PARK ASSOCIATES, LTD. (A LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------
Years ended December 31,                             1998                  1997                  1996
---------------------------------------------------------------------------------------------------------
Revenues:
Rental income                                     $ 1,548,750           $ 1,438,831           $ 1,549,615
Other income                                           55,151                57,886                61,201
Interest income                                         7,098                10,204                11,465
---------------------------------------------------------------------------------------------------------
                                                    1,610,999             1,506,921             1,622,281
---------------------------------------------------------------------------------------------------------
Expenses:
Administrative                                        263,785               283,725               256,375
Utilities                                             190,979               189,869               171,759

Operating and maintenance                             354,746               483,789               305,075
Taxes and insurance                                   166,760               155,781               162,612
Financial expense                                     440,372               448,154               457,423
Depreciation and amortization                         279,287               277,130               281,299
---------------------------------------------------------------------------------------------------------
                                                    1,695,929             1,838,448             1,634,543
---------------------------------------------------------------------------------------------------------
Loss before franchise tax                             (84,930)             (331,527)              (12,262)
Franchise tax                                             800                   800                   800
---------------------------------------------------------------------------------------------------------
Net loss                                          $   (85,730)          $  (332,327)          $   (13,062)
---------------------------------------------------------------------------------------------------------
Net (loss) per limited partner units
    (6,041 units issued and outstanding)          $    (14.19)          $    (54.46)          $     (2.14)
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

             VENETIAN PARK ASSOCIATES, LTD. (A LIMITED PARTNERSHIP)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY

------------------------------------------------------------------------------------------------
                                          GENERAL            LIMITED
                                         PARTNERS            PARTNERS                TOTAL
                                        (61 UNITS)         (6,041 UNITS)         (6,102 UNITS)
------------------------------------------------------------------------------------------------
Balance, December 31, 1995            $    19,184           $ 1,995,488           $ 2,014,672

December 31, 1996:
Net loss                                     (131)              (12,931)              (13,062)
Distribution to partners                        0                     0                     0
------------------------------------------------------------------------------------------------
Balance, December 31, 1996                 19,053             1,982,557             2,001,610

December 31, 1997:
    Net loss                               (3,322)             (329,005)             (332,327)
    Distribution to partners                 (608)              (60,410)              (61,018)
------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                 15,123             1,593,142             1,608,265

DECEMBER 31, 1998:
    NET LOSS                                 (857)              (84,873)              (85,730)
    DISTRIBUTION TO PARTNERS                    0                     0                     0
------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998            $    14,266           $ 1,508,269           $ 1,522,535
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

             VENETIAN PARK ASSOCIATES, LTD. (A LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                         1998                1997                1996
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                  $ (85,730)          $(332,327)          $ (13,062)
------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net (loss) to net cash
  provided by operating activities:
Depreciation and amortization                                 279,287             277,130             281,299
Change in assets -(increase) decrease:
Tenants' rents receivable                                         469                   0                   0
Insurance receivables                                        (158,642)                  0                   0
Tenants' security deposits                                     11,254             (19,026)             (5,426)
Prepaid expenses                                               (1,641)                867                (800)
Restricted deposits and reserves                              (21,050)            (12,312)            (22,478)
Deposits                                                         (713)                926                  58
Change in liabilities - increase (decrease):
Accounts payable and accrued expenses                          16,041              31,177              24,526
Accrued expenses - fire damage                                 82,281                   0                   0
Tenants' prepaid rents                                          4,722              (3,908)              1,702
Tenants' security deposit payable                             (10,927)             (1,160)             14,087
------------------------------------------------------------------------------------------------------------------
Total adjustments                                             201,081             273,694             292,968
------------------------------------------------------------------------------------------------------------------
NET CASH FLOW PROVIDED BY (USED BY)
  OPERATING ACTIVITIES                                        115,351             (58,633)            279,906
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets                                   (21,233)                  0             (13,379)
------------------------------------------------------------------------------------------------------------------
NET CASH (USED BY) INVESTING ACTIVITIES                       (21,233)                  0             (13,379)
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of equipment loan                                     18,000                   0                   0
Principal reduction of long-term debt                        (125,405)           (115,920)           (107,591)
Capital distributions to partners                                   0             (61,018)                  0
------------------------------------------------------------------------------------------------------------------
NET CASH (USED BY) FINANCING ACTIVITIES                      (107,405)           (176,938)           (107,591)
------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                               (13,287)           (235,571)            158,936

Cash at beginning of year                                      51,337             286,908             127,972
------------------------------------------------------------------------------------------------------------------
Cash at end of year                                         $  38,050           $  51,337           $ 286,908
------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest expense                                            $ 413,382           $ 421,602           $ 430,114
State franchise tax                                               800                 800                 800
------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

             VENETIAN PARK ASSOCIATES, LTD. (A LIMITED PARTNERSHIP)
-------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

ORGANIZATION AND
   SIGNIFICANT
   ACCOUNTING POLICIES:

   ORGANIZATION:              The partnership, organized as a limited
                              partnership within California, was formed October
                              31, 1983 to acquire an interest in real property
                              located in Stockton, California. On October 31,
                              1983 the partnership purchased an existing
                              apartment complex with a total of 295 units
                              comprised of four separate apartment projects
                              operated under Section 221(d) (4) of the National
                              Housing Act. Such projects are regulated by HUD as
                              to operating methods and are considered by HUD to
                              be a major program. The project mortgage loans are
                              insured by HUD. The partnership is economically
                              dependent on the Stockton, California rental
                              market.

                              With HUD approval, the financial statements have been prepared on a consolidated basis encompassing the following four separate HUD projects:

                              PROJECT NAME                   HUD PROJECT NUMBER
                              -------------------------------------------------------
                              Venetian Park Apartments I                 136-35387-PM
                              Venetian Park Apartments II                136-35409-PM
                              Venetian Park Apartments III               136-35450-PM
                              Venetian Park Apartments IV                136-35518-PM

   CASH AND CASH              For purposes of the statement of cash flows, the
      EQUIVALENTS:            Partnership considers all unrestricted investment
                              instruments purchased with original maturities of
                              three months or less to be cash equivalents. At
                              December 31, 1998, 1997 and 1996, there were no
                              cash equivalents.

                              The partnership maintains cash balances in excess of the current FDIC limit, at Wells Fargo Bank.

   FIXED ASSETS AND           Fixed assets are stated at cost. Depreciation is
      DEPRECIATION:           provided on the straight-line and accelerated
                              methods over estimated useful lives which range
                              from 5 to 35 years. The fixed assets are pledged
                              as collateral for the mortgage note payable.
                              Maintenance, repairs and minor renewals are
                              expensed as incurred.

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

   ADVERTISING COSTS:         The Partnership's policy is to expense advertising
                              costs when incurred. The advertising costs for
                              1998, 1997 and 1996 were expensed in the amount of
                              $32,121, $58,634 and $27,819, respectively.

             VENETIAN PARK ASSOCIATES, LTD. (A LIMITED PARTNERSHIP)

-------------------------------------------------------------------------------

ORGANIZATION AND
   SIGNIFICANT
   ACCOUNTING
   POLICIES (CONTINUED):

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

RESTRICTED CASH:

   TENANT SECURITY            The Federal Housing Administration requires that
     DEPOSITS:                all tenants' security deposits collected be
                              restricted to repayment of extraordinary damages
                              caused by the tenants or repayment to the tenants
                              at the end of their leases. These deposits are to
                              be held in separate bank accounts in the name of
                              the project.

   INSURANCE RECEIVABLE:      Venetian Park suffered fire damage to 8 units in
                              Phase II. Venetian Park hired the Greenspan
                              Company, professional adjusters of losses for the
                              insured to represent the partnership to negotiate
                              with the insurance company for settlement of fire
                              damage and loss of rents. The insurance carrier,
                              Travelers Indemnity of Illinois, paid $250,804 to
                              Reilly Mortgage Company and other vendors
                              directly. The monies were held in the reserve for
                              replacement account and payments were made payable
                              to Venetian Park and the specific vendor. As of
                              year end, $106,626 was due for fire damage and
                              $52,016 for loss of rents. The $106,626 was
                              received on January 27, 1999. The $52,016
                              receivable is still pending review by the
                              insurance company adjuster. As of the month of
                              February, 1999, the eight units were available for
                              rent.

   RESERVE FOR                The FHA also requires reserve for replacement
     REPLACEMENTS:            funds to be maintained by the mortgagee for the
                              mortgagor to cover major expenditures of the
                              project for replacements. The payments are
                              included with the mortgage payments and amount to
                              $2,098 per month. The disbursements from this fund
                              require the approval of HUD. The activity was as
                              follows:

                                                                                   1998                1997
                              -----------------------------------------------------------------------------
                              Balance, beginning of year                      $ 141,500           $ 141,237
                              Deposits                                           25,172              25,172
                              Interest earned, net of service charge              3,444               3,443
                              Interest withdrawals                               (3,444)             (3,501)
                              Replacement expenditures                                0             (24,851)
                              -----------------------------------------------------------------------------
                              Balance, end of year                            $ 166,672           $ 141,500
                              -----------------------------------------------------------------------------
                              -----------------------------------------------------------------------------

             VENETIAN PARK ASSOCIATES, LTD. (A LIMITED PARTNERSHIP)

RESTRICTED CASH
   (CONTINUED):

   MORTGAGE ESCROW            The mortgage escrow deposits account is also
     DEPOSITS ACCOUNT:        maintained by the mortgagee for the mortgagor for
                              the future payment of insurance and taxes.
                              Payments to the account are included with the
                              monthly mortgage payments. The activity was as
                              follows:

                                                                          1998                1997
                              ---------------------------------------------------------------------
                              Balance, beginning of year             $  66,682           $  54,633
                              Deposits                                 157,597             173,746
                              Disbursements:
                              Property taxes                          (105,380)           (108,322)
                              Hazard and mortgage insurance            (56,339)            (53,375)
                              ---------------------------------------------------------------------
                              Balance, end of year                   $  62,560           $  66,682
                              ---------------------------------------------------------------------

FIXED ASSETS, NET:            Fixed assets consist of the following:

                                                                            1998                 1997
                              ------------------------------------------------------------------------
                              Land                                   $ 1,158,278          $ 1,158,278
                              Buildings and improvements               9,562,017            9,562,017
                              Furniture and fixtures                     332,190              310,957
                              ------------------------------------------------------------------------
                                                                      11,052,485           11,031,252

                              Less accumulated depreciation            4,449,304            4,170,961
                              ------------------------------------------------------------------------
                                                                     $ 6,603,181          $ 6,860,291
                              ------------------------------------------------------------------------
                              ------------------------------------------------------------------------

LONG TERM DEBT:

   MORTGAGE PAYABLE:          The mortgages payable are 40-year notes which are
                              insured by HUD under Section 221(d)(4) of the
                              National Housing Act. The face amount of the
                              mortgages were $6,643,000. The mortgage loans are
                              recorded at fair value. The notes are secured by
                              first trust deeds on the land and buildings. Under
                              agreements with the mortgage lender and FHA, the
                              Project is required to make monthly escrow
                              deposits for property insurance, mortgage
                              insurance, property taxes and reserve for
                              replacement of fixed assets. The interest rates,
                              monthly installments and outstanding balances due
                              are as follows:

             VENETIAN PARK ASSOCIATES, LTD. (A LIMITED PARTNERSHIP)

------------------------------------------------------------------------------
LONG TERM DEBT:

   MORTGAGE PAYABLE                       DUE       INTEREST          MONTHLY           BALANCE      BALANCE
      (CONTINUED):                        DATE        RATES        INSTALLMENTS         12/31/98     12/31/97
                             --------------------------------------------------------------------------------------

                              I            2017        8.0%        $   14,951          $1,698,040      $1,739,782
                              II           2017        7.5%            12,933           1,556,778       1,593,699
                              III          2017        7.5%            15,894           1,936,349       1,980,059
                              IV           2018        7.5%             1,013             124,164         126,494
                             --------------------------------------------------------------------------------------
                                                                   $   44,791          $5,315,331      $5,440,034
                             --------------------------------------------------------------------------------------
                             --------------------------------------------------------------------------------------

   LOAN PAYABLE:              The partnership borrowed $18,000 from Wells Fargo
                              Bank for the acquisition of laundry equipment
                              payable in 60 monthly installments including
                              principal and interest at $426 per month. The
                              interest rate is 14.80% per annum. The maturity
                              date of the loan is August 15, 2003. The
                              outstanding loan balance at December 31, 1998 is
                              $17,298.

   MATURITIES:                LONG TERM DEBT MATURING DURING THE NEXT FIVE YEARS
                              IS AS FOLLOWS:

                              YEAR ENDING DECEMBER 31,
                              1999                                    $  137,777
                              2000                                       147,664
                              2001                                       160,844
                              2002                                       173,900
                              2003                                       188,039
                              BEYOND FIVE YEARS                        4,524,405
                              -----------------------------------------------------
                              TOTAL LONG-TERM DEBT DUE                 5,332,629
                              LESS CURRENT PORTION                       137,777
                              -----------------------------------------------------
                                                                      $5,194,852
                              -----------------------------------------------------
                              -----------------------------------------------------

RELATED PARTY                 Norman Jacobson, a general partner of the
   TRANSACTIONS:              partnership, is also an officer and stockholder of
                              Norman Jacobson Realty Resources, Inc. Norman
                              Jacobson Realty Resources, Inc. (NJRR) received a
                              management fee for its services equal to 3% of the
                              project's net revenues for the current year. NJRR
                              was paid management fees and reimbursed out of
                              pocket expenses totaling $61,778 during the year
                              ended December 31, 1998, $57,840 during the year
                              ended December 31, 1997 and $58,918 during the
                              year ended December 31, 1996.

                              The General Partners received cash compensation from the partnership totaling $31,961 in 1998 and $30,160 in 1997 and $32,180 in 1996 consisting of project management fees equal to 2% of the project's net revenues for each year.

             VENETIAN PARK ASSOCIATES, LTD. (A LIMITED PARTNERSHIP)

-------------------------------------------------------------------------------

DISTRIBUTIONS TO LIMITED      The partnership declared and paid the following
   AND GENERAL PARTNERS:      distributions in the amount of $0, $61,018 and $0
                              for the years ended December 31, 1998, 1997 and
                              1996, respectively.

COMMITMENTS AND               A former employee has filed a complaint claiming
   CONTINGENCIES:             discrimination with the State of California. A
                              Mutual Release & Settlement Agreement was procured
                              on January 30, 1998. The Agreement provided for
                              the defendant to pay $7,500. Venetian Park's
                              insurance carrier covered some of the legal costs.
                              The insurance carrier provided legal counsel for
                              settling the case and paid the agreed upon
                              settlement amount.

YEAR 2000 ISSUE:              Like other organizations and individuals around
                              the world, Venetian Park Associates, Ltd. could be
                              adversely affected if the computer systems it uses
                              and those used by significant third parties (e.g.
                              vendors, customers, third party administrators,
                              etc.) do not properly process and calculate
                              date-related information and data. This is
                              commonly known as the "Year 2000 issue" (Y2K).
                              Management is assessing its computer systems and
                              business processes and intends to initiate actions
                              to address the Y2K need identified. Management is
                              also assessing the actions being taken by
                              significant third parties that interface with the
                              Company. At this time management believes all
                              critical systems to be Year 2000 compliant.

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

ITEM 11 - EXECUTIVE COMPENSATION:

During the year ended December 31, 1998, the General Partners (see Item 13) received cash compensation from Registrant totaling $31,961 consisting of project management fees. Norman Jacobson received $20,934 and Theodore J. Weill received $11,027.

Also, during the year ended December 31, 1998, one of the General Partners and his affiliate, Norman Jacobson Management Co. (see Item 13) received cash compensation from Registrant totaling $61,778 consisting of project management fees and reimbursement for out-of-pocket expenses.

The following table summarizes the types, estimated amounts and recipients of compensation that will or may be paid to the General Partners or their affiliates from and after January 1, 1999:

     Person Receiving           Type of Compensation                      Amount Paid
       Compensation             --------------------                      -----------
       ------------
General Partners:          Interest in distributions from   An interest equal to 1% of cash
                           operations                       distributions from operations.

Norman Jacobson                                             None
Theodore Weill                                              None

General Partners           Subordinated interests in        ESTIMATED MAXIMUM AMOUNTS An interest
                           distributions                    equal to 25% (less amounts received by
                                                            the General Partners by virtue of
                                                            their 1% interest in the Partnership)
                                                            of the undistributed cash amounts
                                                            resulting from the sale or refinance
                                                            of the Partnership Property remaining
                                                            after payment to investors of an
                                                            amount equal to 100% of their original
                                                            capital contributions plus an 8%
                                                            cumulative annual, noncompounded
                                                            return thereon less prior
                                                            distributions from the Partnership.

General Partners or one    Subordinated Real Estate         Equal to an amount not to exceed one-
or more real estate        Commissions (payable if          half of the acquisition fees which
brokers affiliated with    recipient performs services      could be paid during the Acquisition
the General Partners       related to resales of            Period, but only after return of the
                           Partnership Properties)          Limited Partners' capital
                                                            contributions and (unless previously
                                                            paid through distributions) 6% per
                                                            annum cumulative non-compounded return
                                                            thereon.

General Partners:          Property management fee          HUD approval contract provides for 5%
     Norman Jacobson                                        of the net revenues of the Property.
     Theodore J. Weill                                      The Partnership paid approximately 2%
                                                            of net revenues, $31,961 for the year
                                                            ended December 31, 1998, which was
                                                            paid to the General Partners: $20,934
                                                            to Norman Jacobson and $11,027 to
                                                            Theodore J. Weill; and

Norman Jacobson Management                                  3% of net revenues ($47,962) for the
Co., an affiliate of one                                    year ended December 31, 1998) to
of the General Partners                                     Norman Jacobson Management Co.
respon-sible for
management of the property

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

Registrant has no directors or officers but is managed by the General Partners. At December 31, 1998, neither of the General Partners owned any of the outstanding Limited Partnership Units nor did any person known to the General Partners own 5% or more of the outstanding Limited Partnership Units.

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

(a)      EXHIBITS

         None

(b)      FINANCIAL STATEMENTS

         The following financial statements are included in Item 8:

                  Independent Auditors' Report

                  Balance Sheets as of December 31, 1998 and 1997

                  Statements of Operation for the years ended December 31, 1998, December 31, 1997 and December 31, 1996.

                  Statements of changes in partners' equity for the years ended December 31, 1998, December 31, 1997, and December 31, 1996.

                  Statements of cash flows for the years ended December 31, 1998, December 31, 1997, and December 31, 1996.

                  Notes to Financial Statements


         The following financial statement schedules follow:

                                                                                          PAGE
                  Independent auditors' report on financial statement schedules........    23
                  Schedule XI - Real Estate and Accumulated Depreciation...............    24


                                [LETTERHEAD]

INDEPENDENT AUDITORS' REPORT ON SUPPORTING SCHEDULES




TO VENETIAN PARK ASSOCIATES, LTD.
SANTA MONICA, CALIFORNIA



Under date of February 23, 1999, we reported on the balance sheets of VENETIAN PARK ASSOCIATES, LTD. (A CALIFORNIA LIMITED PARTNERSHIP) as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1998, which are included in Item 8 of this annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed in Item 14 of this annual report on Form 10-K. The financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Block, Plant, Eisner, Fiorito & Belak-Berger

Encino, California
FEBRUARY 23, 1999

             VENETIAN PARK ASSOCIATES, LTD. (A LIMITED PARTNERSHIP)

SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 1998
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
                                                                                          COSTS
                                                                                        CAPITALIZED
                                                                                          SUBSEQUENT
                                                                INITIAL COST                TO
                                                              TO PARTNERSHIP (A)        ACQUISITION
                                                              -----------------        ------------
                                                                 BUILDING              IMPROVEMENTS
                                                                    AND
    DESCRIPTION           ENCUMBRANCES         LAND             IMPROVEMENTS
-------------------------------------------------------------------------------------------------------

Apartment complex          $ 5,315,331     $ 1,158,278           $  9,894,207         $   125,334
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
                                              GROSS AMOUNT OF WHICH WAS
                                            CARRIED AT CLOSE OF PERIOD (D)
                           ----------------------------------------------------------------------------
                                            BUILDINGS
                                               AND                                    ACCUMULATED
                               LAND        IMPROVEMENTS           TOTAL              DEPRECIATION
                           ----------------------------------------------------------------------------
                           $ 1,158,278     $ 9,894,207       $ 11,052,485            $ 4,449,304
                           ----------------------------------------------------------------------------
                           ----------------------------------------------------------------------------

Year of construction                                                                      1976-1978
Fiscal year acquired                                                                           1983
Life on which depreciation in latest statement of operations is computed                 5-35 years

(A) The initial cost to the Partnership represents the original purchase price of the property.

(B)  Reconciliation of real estate owned for 1998, 1997 and 1996:

                                                           1998                1997                1996
-------------------------------------------------------------------------------------------------------
     Balance at beginning of period                  $11,031,252         $11,031,252         $11,017,873
     Additions during period                              21,233                   0              13,379
-------------------------------------------------------------------------------------------------------
     Balance at close of period                      $11,052,485         $11,031,252         $11,031,252
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
(C)  Reconciliation of accumulated depreciation for 1998, 1997 and 1996:

     Balance at beginning of year                     $4,170,961          $3,894,784          $3,614,446
     Additions during period:
       Depreciation expense                              278,343             276,177             280,338
-------------------------------------------------------------------------------------------------------
                                                      $4,449,304           4,170,961           3,894,784
     Deductions during period:
       Accumulated depreciation on real estate
         sold or improvements written off                      0                   0                   0
-------------------------------------------------------------------------------------------------------
     Balance at close of year                         $4,449,304          $4,170,961          $3,894,784
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

(D) Aggregate cost of real estate at December 31, 1998 for Federal income tax purposes is $11,053,328.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 VENETIAN PARK ASSOCIATES, LTD.
                                 A California Limited Partnership



Date:  3/3/99                     By:  /s/ Theodore J. Weill
     ---------------                 ------------------------------------
                                       Theodore J. Weill
                                       General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: 3/18/99                     By:  /s/  Norman Jacobson
     ---------------                 ------------------------------------
                                       Norman Jacobson,
                                       General Partner