Form 10-Q
period 1999-03-31
VENETIAN PARK ASSOCIATES LTD
filed 1999-05-13
CIK 745345

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended                                 Commission File
March 31, 1999                                                 No. 0-11980

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

                      -------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

Indicate the number of shares (units) outstanding of each of the issuer's classes of common stock (units) as of the latest practicable date (applicable only to corporate issuer) 6,041 limited partnership units issued and outstanding.

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                               REPORT ON FORM 10-Q
                      For the Quarter Ended March 31, 1999

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


                          PART I. FINANCIAL INFORMATION

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                     ASSETS


                                            March 31,            DECEMBER 31,
                                              1999                  1998
                                          ------------          -------------
                                          (unaudited)             (audited)
Current Assets:

  Cash                                    $     42,306          $      38,050
  Tenants' Rents Receivable                      2,680                  2,309
  Tenants' Security Deposits                    97,674                 97,232
  Prepaid Expenses                              14,045                 25,660
  Insurance Receivable                          52,016                158,642

                                          ------------          -------------
   TOTAL CURRENT ASSETS                        208,721                321,893


RESTRICTED DEPOSITS & FUNDED RESERVES:

  Mortgage Escrow Deposits                     100,103                 62,560
  Reserve for Replacements                     159,655                166,672

                                          ------------          -------------
   TOTAL RESTRICTED DEPOSITS & RESERVES        259,758                229,232


Fixed Assets, Net                            6,533,595              6,603,181


OTHER ASSETS:

  Prepaid Loan Fees                             17,580                 17,816
  Deposits                                       3,111                    726

                                          ------------          -------------
   TOTAL OTHER ASSETS                           20,691                 18,542


TOTAL ASSETS                              $  7,022,765          $   7,172,848
                                          ============          =============




The accompanying notes are an intergral part of these Financial Statements.   3

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                        LIABILITIES AND PARTNERS' EQUITY


                                                 March 31,        DECEMBER 31,
                                                   1999              1998
                                                -----------       -----------
                                                (unaudited)       (audited)
CURRENT LIABILITIES:

  Accounts Payable & accrued expenses         $     96,665      $     186,969
  Accrued Expenses - Fire Damage                     7,157                  0
  Accrued Interest                                  35,466             35,466
  Tenants' Prepaid Rents                             9,323              5,998
  Tenants' Security Deposits                        89,123             89,251
  Current Portion of Long Term Debt                137,777            137,777

                                              ------------      -------------
   TOTAL CURRENT LIABILITIES                       375,511            455,461




OTHER LIABILITIES:

  Mortgage Payable - 1st Trust Deed              5,162,051          5,194,852

                                              ------------      -------------
   TOTAL OTHER LIABILITIES                       5,162,051          5,194,852


Partners Equity                                  1,485,203          1,522,535



TOTAL LIABILITIES AND PARTNERS EQUITY         $  7,022,765      $   7,172,848
                                              ============      =============

The accompanying notes are an intergral part of these Financial Statements.   4

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              THREE MONTHS        THREE MONTHS
                                                  ENDED               ENDED
                                                March 31,           March 31,
                                                  1999                1998
                                              ------------        ------------
Operating Revenue:
  Rental Income                               $    385,166        $    384,634
  Other Rental and Interest Income                  19,472              16,368

                                              ------------        ------------
         TOTAL OPERATING REVENUE                   404,638             401,002



Operating Expenses:

  Repair and Maintenance                            54,865              19,136
  Utilities                                         47,138              48,239
  Managers Salaries                                 53,428              44,293
  Management Fees                                   20,321              20,075
  General and Administrative                        54,443              57,562
  Real Property Taxes and Insurance                 33,695              32,896
  Financial Expenses                               108,258             109,992
  Depreciation                                      69,586              69,044
  Amortization                                         236                 239

                                              ------------        ------------
         TOTAL OPERATING EXPENSES                  441,970             401,476



NET INCOME (LOSS) FROM OPERATIONS             $    (37,332)       $       (474)
                                              ============        ============



NET INCOME (LOSS) PER UNIT
(6041 LIMITED PARTNERSHIP UNITS
ISSUED AND OUTSTANDING)                       $      (6.18)       $      (0.08)
                                              ============        ============




THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF THESE FINANCIAL STATEMENTS.   5

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                          STATEMENT OF PARTNER'S EQUITY
                                  (Unaudited)


                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                                  1999
                                                              ------------

                                                              ------------
Balance at January 1, 1999                                    $  1,522,535
Net income (loss)                                                  (37,332)
Cash Distributions                                                       0
                                                              ------------

  BALANCE AT MARCH 31, 1999                                   $  1,485,203
                                                              ============



THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF THESE FINANCIAL STATEMENTS.   6

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                               THREE MONTHS       THREE MONTHS
                                                                                    ENDED              ENDED
                                                                                  March 31,          March 31,
                                                                                    1999               1998
                                                                               ------------       ------------
Cash flows from operating activities: Net Income/(Loss)                        $    (37,332)      $       (474)
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
    Depreciation and amortization                                                    69,822             69,283
    Change in assets - (increase) decrease:
      Tenants' rents receivable                                                        (371)              (357)
      Insurance receivables                                                         106,626                  0
      Tenants security deposits                                                        (442)              (795)
      Prepaid expenses                                                               11,615             12,511
      Restricted deposits and reserves                                              (30,526)           (48,243)
      Deposits                                                                       (2,385)                13
    Change in liabilities - increase (decrease):
      Accounts payable and accrued expenses                                         (90,304)               304
      Accrued Expenses - Fire Damage                                                  7,157                  0
      Tenants prepaid rents                                                           3,325              1,973
      Tenants security deposit payable                                                 (128)            (7,056)
                                                                               ------------       ------------
                    Total adjustments                                                74,389             27,633

                                                                               ------------       ------------
Net cash flow provided by (used in) operating activities:                            37,057             27,159
                                                                               ------------       ------------

Cash flow from financing activities:
  Principal reduction of long-term debt                                             (32,801)           (30,391)
  Capital distributions to partners                                                       0                  0
                                                                               ------------       ------------
Net cash used by financing activities                                               (32,801)           (30,391)
                                                                               ------------       ------------

Net increase (decrease) in cash                                                       4,256             (3,232)

Cash at beginning of Period                                                          38,050             51,337
                                                                               ------------       ------------

Cash at end of Period                                                          $     42,306       $     48,105
                                                                               ============       ============

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
      Interest expense                                                         $    101,575       $    103,984
        State franchise tax                                                    $        800       $        800


The accompanying notes are an intergral part of these Financial Statements.   7

                         Venetian Park Associates, Ltd.
                          Notes to Financial Statements
                        Three Months Ended March 31, 1999


1)   BASIS OF PRESENTATION

     See the Form 10-K for the Year Ended December 31, 1998 for appropriate disclosure to the Financial Statements. The Financial Statements included in the 10-Q omit substantially all disclosures.

2)   ADJUSTING ENTRIES

     All adjustments which are necessary for a fair presentation of the Financial Statements have been made to the Financial Statements presented. All such adjustments are of a normal recurring nature.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

General

     Operating income for the 1999 first quarter was $404,638 vs. $401,002 during the corresponding period last year, an increase of $3,636. Rental losses persist (vacancies, delinquencies and rental discounts) and were $85,548 during the 1999 first quarter vs. $68,515 during the previous year's first quarter, an increase of $17,033. The increase in rental losses was sustained despite, and not because of, a reduction in rental incentives from $10,960 during the first quarter of 1998 to $6,170 during the first quarter of this year. Although it's no consolation, vacancy rates among buildings and in locations comparable to Venetian Park's are experiencing similar vacancy losses at this time base on data received from continuing rent surveys

     Operating expenses during the quarter ended March 31, 1999 were $441,970 vs. $401,476 during the corresponding period last year, an increase of $40,494 due primarily to increase in repairs and maintenance by $35,729; $54,865 vs. $19,136 during the corresponding period last year.

     Because of work still underway in rehabilitating the Property preparatory to refinancing and/or sale, net loss this year through March 31 was $37,332 vs. a net loss of $474 during the corresponding period last year. Only a slight improvement is anticipated during the second quarter of this year as we have earmarked funds for replacement of leaking roofs, repair of tree-damaged walkways, continued exterior painting, carport repairs, etc.

     At the end of this year's first quarter, the Property's FHA replacement reserve account had a balance of $159,655. The Property's cash accounts stood at $139,980 (including $97,674 in tenant refundable security deposits) vs. $135,282 last year at the same time.

LIQUIDITY AND CAPITAL RESOURCES

     The partnership did not diclare nor cash were distributed to the partners for the first quarter of March 31, 1999 until the Property generates a more substantial ongoing cash flow than that which now prevail.

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

                                          VENETIAN PARK ASSOCIATES, LTD.

                                          (A California Limited Partnership)

Dated: March 31, 1999                     /s/ Norman Jacobson
                                             --------------------------------
                                              Norman Jacobson
                                              General Partner