Form 10-Q
period 1999-06-30
VENETIAN PARK ASSOCIATES LTD
filed 1999-08-11
CIK 745345

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                Quarterly report pursuant to Section 13 OR 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period Ended                                   Commission File
June 30, 1999                                                      No. 0-11980


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

                               REPORT ON FORM 10-Q
                       For the Quarter Ended June 30, 1999

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


                          PART I. FINANCIAL INFORMATION

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                     ASSETS


                                                                                    JUNE 30,           DECEMBER 31,
                                                                                      1999                1998
                                                                                  -------------        ------------
                                                                                   (unaudited)          (audited)
CURRENT ASSETS:

    Cash                                                                          $   48,270            $   38,050
    Tenants' Rents Receivable                                                          1,526                 2,309
    Tenants' Security Deposits                                                        98,637                97,232
    Prepaid Expenses                                                                  17,945                25,660
    Insurance Receivable                                                              38,016               158,642

                                                                                  ----------            ----------
      TOTAL CURRENT ASSETS                                                           204,394               321,893


RESTRICTED DEPOSITS & FUNDED RESERVES:

    Mortgage Escrow Deposits                                                          68,489                62,560
    Reserve for Replacements                                                         165,948               166,672

                                                                                  ----------            ----------
      TOTAL RESTRICTED DEPOSITS & RESERVES                                           234,437               229,232


Fixed Assets, Net                                                                  6,464,009             6,603,181


OTHER ASSETS:

    Prepaid Loan Fees                                                                 17,344                17,816
    Deposits                                                                           2,660                   726

                                                                                  ----------            ----------
      TOTAL OTHER ASSETS                                                              20,004                18,542


TOTAL ASSETS                                                                      $6,922,844            $7,172,848
                                                                                  ----------            ----------
                                                                                  ----------            ----------

The accompanying notes are an integral part of these Financial Statements.    3

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                        LIABILITIES AND PARTNERS' EQUITY


                                                                                    JUNE 30,       DECEMBER 31,
                                                                                      1999            1998
                                                                                   ----------       -----------
                                                                                   (unaudited)      (audited)
CURRENT LIABILITIES:

    Accounts Payable & accrued expenses                                           $   83,505       $  186,969
    Accrued Expenses - Fire Damage                                                     7,158                0
    Accrued Interest                                                                  35,466           35,466
    Tenants' Prepaid Rents                                                            12,737            5,998
    Tenants' Security Deposits                                                        93,070           89,251
    Current Portion of Long Term Debt                                                137,777          137,777

                                                                                  ----------       ----------
      TOTAL CURRENT LIABILITIES                                                      369,713          455,461




OTHER LIABILITIES:

    Mortgage Payable - 1st Trust Deed                                              5,128,642        5,194,852

                                                                                  ----------       ----------
      TOTAL OTHER LIABILITIES                                                      5,128,642        5,194,852


Partners Equity                                                                    1,424,489        1,522,535



TOTAL LIABILITIES AND PARTNERS EQUITY                                             $6,922,844       $7,172,848
                                                                                  ----------       ----------
                                                                                  ----------       ----------

The accompanying notes are an integral part of these Financial Statements.    4

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                        THREE MONTHS     THREE MONTHS
                                                                                            ENDED           ENDED
                                                                                           June 30,        June 30,
                                                                                             1999            1998
                                                                                        ------------     ------------
Operating Revenue:

    Rental Income                                                                         $404,309        $378,375
    Other Rental and Interest Income                                                        10,455          13,645
                                                                                          --------        --------

                 TOTAL OPERATING REVENUE                                                   414,764         392,020
                                                                                          --------        --------
Operating Expenses:

    Repair and Maintenance                                                                  99,786          58,894
    Utilities                                                                               47,216          45,647
    Managers Salaries                                                                       57,289          47,070
    Management Fees                                                                         20,738          22,970
    General and Administrative                                                              36,883          16,786
    Real Property Taxes and Insurance                                                       33,694          32,895
    Financial Expenses                                                                     110,050         110,966
    Depreciation                                                                            69,586          69,044
    Amortization                                                                               236             236
                                                                                          --------        --------

                 TOTAL OPERATING EXPENSES                                                  475,478         404,508
                                                                                          --------        --------

NET INCOME (LOSS) FROM OPERATIONS                                                         $(60,714)       $(12,488)
                                                                                          --------        --------
                                                                                          --------        --------

NET INCOME (LOSS) FROM OPERATIONS
(6,041 Limited Partnership units issued and outstanding)                                  $ (10.05)       $ (2.07)
                                                                                          --------        --------
                                                                                          --------        --------

The accompanying notes are an integral part of these Financial Statements.    5

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                     SIX MONTHS        SIX MONTHS
                                                                                        ENDED            ENDED
                                                                                       June 30,         June 30,
                                                                                        1999              1998
                                                                                     ----------        ----------
Operating Revenue:

    Rental Income                                                                     $789,475         $763,009
    Other Rental and Interest Income                                                    29,927           30,013

                                                                                      --------         --------
                 TOTAL OPERATING REVENUE                                               819,402          793,022


Operating Expenses:

    Repair and Maintenance                                                             154,651           78,030
    Utilities                                                                           94,354           93,886
    Managers Salaries                                                                  110,717           91,363
    Management Fees                                                                     41,059           43,045
    General and Administrative                                                          91,326           74,348
    Real Property Taxes and Insurance                                                   67,389           65,791
    Financial Expenses                                                                 218,308          220,958
    Depreciation                                                                       139,172          138,088
    Amortization                                                                           472              478

                                                                                      --------         --------
                 TOTAL OPERATING EXPENSES                                              917,448          805,987


NET INCOME (LOSS) FROM OPERATIONS                                                     $(98,046)        $(12,965)
                                                                                      --------         --------
                                                                                      --------         --------

NET INCOME (LOSS) PER UNIT
(6041 LIMITED PARTNERSHIP UNITS ISSUED AND OUTSTANDING)                               $ (16.23)        $  (2.15)
                                                                                      --------         --------
                                                                                      --------         --------


The accompanying notes are an integral part of these Financial Statements.    6

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                          STATEMENT OF PARTNER'S EQUITY
                                   (Unaudited)


                                                                              SIX MONTHS
                                                                                ENDED
                                                                               June 30,
                                                                                 1999
                                                                              -----------

    BALANCE AT JANUARY 1, 1999                                                $1,522,535
    Net income (loss)                                                            (98,046)
    Cash Distributions                                                                 0
                                                                              -----------

      BALANCE AT JUNE 30, 1999                                                $1,424,489
                                                                              -----------
                                                                              -----------


The accompanying notes are an integral part of these Financial Statements.    7

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  SIX MONTHS     SIX MONTHS
                                                                                    ENDED          ENDED
                                                                                   June 30,       June 30,
                                                                                    1999            1998
                                                                                  ----------     -----------
Cash flows from operating activities: Net Income/(Loss)                           $ (98,046)      $(12,965)
                                                                                  ---------       --------

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

    Depreciation and amortization                                                   139,644        138,566
    Change in assets - (increase) decrease:
      Tenants' rents receivable                                                         783        (22,890)
      Insurance receivables                                                         120,626              0
      Tenants security deposits                                                      (1,405)         5,463
      Prepaid expenses                                                                7,715          8,194
      Restricted deposits and reserves                                               (5,205)       (23,886)
      Deposits                                                                       (1,934)        (9,987)
    Change in liabilities - increase (decrease):
      Accounts payable and accrued expenses                                        (103,464)       (26,821)
      Accrued Expenses - Fire Damage                                                  7,158              0
      Tenants prepaid rents                                                           6,739          5,562
      Tenants security deposit payable                                                3,819        (11,059)
                                                                                  ---------       --------
                                                 Total adjustments                  174,476         63,142

                                                                                  ---------       --------
NET CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES:                            76,430         50,177
                                                                                  ---------       --------


Cash flow from financing activities:
  Principal reduction of long-term debt                                             (66,210)       (61,368)
  Capital distributions to partners                                                       0              0
                                                                                  ---------       --------
Net cash used by financing activities                                               (66,210)       (61,368)
                                                                                  ---------       --------

NET INCREASE (DECREASE) IN CASH                                                      10,220        (11,191)

CASH AT BEGINNING OF PERIOD                                                          38,050         51,337
                                                                                  ---------       --------

CASH AT END OF PERIOD                                                             $  48,270       $ 40,146
                                                                                  ---------       --------
                                                                                  ---------       --------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
      Interest expense                                                            $ 203,794        $207,382
        State franchise tax                                                       $     800        $    800



The accompanying notes are an integral part of these Financial Statements.    8

                         VENETIAN PARK ASSOCIATES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 1999


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

GENERAL

         Operating income for the 1999 first half of 1999 WAS $819,402 vs. $793,022 during the corresponding period last year, an improvement of $26,380. Because of rehabilitation costs the property sustained a cash operating loss of $98,046 this year through June 30 vs. a cash operating loss of $12,965 during the corresponding period last year. Whether for the purposes of sale, refinancing or retention, we must continue the necessary repairs and/or replacements as it's paying off in the form of notably increased occupancy.

         The scheduled monthly rent roll for June, 1999, was $160,380 vs. $153,142 at the same time last year, an increase of $7,238 or 4.73%. rental losses (vacancies, delinquencies and rental discounts) were $157,527 during the 1999 first half vs. $146,614 during the previous year's first half, an increase of $10,913. The increase in rental losses was sustained despite, and not because of, a reduction in rental incentives from $20,633 last year to $18,003 last year.

         Operating expenses during the quarter ended June 30, 1999 were $917,448 vs. $805,987 during the corresponding period last year, an increase of $111,461 due primarily to increases in variable expenses, repairs and maintenance, replacements and fixed expenses.

         On June 30, the Property's FHA Replacement Reserve Account had a balance of $165,948. The Property's cash accounts stood at $146,907 (including $98,637 in tenant refundable security deposits) vs. $143,169 last year at the same time.

LIQUIDITY AND CAPITAL RESOURCES

         The partnership did not declare nor cash were distributed to the partners for the second quarter of June 30, 1999 until the property generates a more substantial ongoing cash flow than that which now prevail.

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

                                                VENETIAN PARK ASSOCIATES, LTD.
                                              (A California Limited Partnership)


Dated:            August 9, 1999                         /s/ Norman Jacobson
                                                    ----------------------------
                                                           Norman Jacobson
                                                           General Partner