Form 10-Q
period 1999-09-30
VENETIAN PARK ASSOCIATES LTD
filed 1999-11-09
CIK 745345

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period Ended                                   Commission File
September 30, 1999                                               No. 0-11980


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

                               REPORT ON FORM 10-Q
                    For the Quarter Ended September 30, 1999


                                      INDEX



                                                                                 Page No.
                                                                                 --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS:

                  Balance Sheets                                                     3-4

                  Statements of Operations                                           5-6

                  Statements of Changes in Partners' Equity                            7

                  Statements of Cash Flows                                             8

                  Notes to Financial Statements                                        9

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                10-11

PART II. OTHER INFORMATION                                                            12

SIGNATURE                                                                             13


                          PART I. FINANCIAL INFORMATION

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                     ASSETS


                                                  September 30,       DECEMBER 31,
                                                      1999               1998
                                                  -------------       ------------
                                                   (unaudited)          (audited)
Current Assets:

    Cash                                           $   39,035         $   38,050
    Tenants' Rents Receivable                           3,279              2,309
    Tenants' Security Deposits                         99,490             97,232
    Prepaid Expenses                                   44,216             25,660
    Insurance Receivable                               38,016            158,642

                                                   ----------         ----------
      TOTAL CURRENT ASSETS                            224,035            321,893


Restricted Deposits & Funded Reserves:

    Mortgage Escrow Deposits                           69,392             62,560
    Reserve for Replacements                          172,241            166,672

                                                   ----------         ----------
      TOTAL RESTRICTED DEPOSITS & RESERVES            241,633            229,232


Fixed Assets, Net                                   6,394,423          6,603,181


Other Assets:

    Prepaid Loan Fees                                  17,108             17,816
    Deposits                                           16,350                726

                                                   ----------         ----------
      TOTAL OTHER ASSETS                               33,458             18,542


TOTAL ASSETS                                       $6,893,549         $7,172,848
                                                   ==========         ==========





The accompanying notes are an integral part of these Financial Statements.

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                        LIABILITIES AND PARTNERS' EQUITY


                                                  September 30,       DECEMBER 31,
                                                      1999               1998
                                                  -------------       ------------
                                                   (unaudited)          (audited)

Current Liabilities:

    Accounts Payable & accrued expenses            $  102,527         $  186,969
    Accrued Interest                                   35,466             35,466
    Tenants' Prepaid Rents                              8,580              5,998
    Tenants' Security Deposits                         96,198             89,251
    Current Portion of Long Term Debt                 137,777            137,777

                                                   ----------         ----------
      TOTAL CURRENT LIABILITIES                       380,548            455,461



Other Liabilities:

    Mortgage Payable - 1st Trust Deed               5,094,564          5,194,852

                                                   ----------         ----------
      TOTAL OTHER LIABILITIES                       5,094,564          5,194,852




Partners Equity                                     1,418,437          1,522,535



TOTAL LIABILITIES AND PARTNERS EQUITY              $6,893,549         $7,172,848
                                                   ==========         ==========




The accompanying notes are an integral part of these Financial Statements.

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                    THREE MONTHS         THREE MONTHS
                                                                        ENDED                ENDED
                                                                    September 30,        September 30,
                                                                        1999                 1998
                                                                    -------------        -------------
Operating Revenue:

    Rental Income                                                    $  426,508          $  384,049
    Other Rental and Interest Income                                     17,643              17,752
                                                                     ----------          ----------

                 TOTAL OPERATING REVENUE                                444,151             401,801
                                                                     ----------          ----------

Operating Expenses:

    Repair and Maintenance                                               54,932              69,594
    Utilities                                                            51,362              48,073
    Managers Salaries                                                    53,834              45,863
    Management Fees                                                      22,194              16,645
    General and Administrative                                           55,615              61,130
    Real Property Taxes and Insurance                                    34,257              33,789
    Financial Expenses                                                  108,187             109,739
    Depreciation                                                         69,586              69,044
    Amortization                                                            236                 478
                                                                     ----------          ----------

                 TOTAL OPERATING EXPENSES                               450,203             454,355
                                                                     ----------          ----------

NET INCOME (LOSS) FROM OPERATIONS                                    $   (6,052)         $  (52,554)
                                                                     ----------          ----------
                                                                     ----------          ----------

NET INCOME (LOSS) FROM OPERATIONS
(6,041 Limited Partnership units issued and outstanding)             $    (1.00)         $    (8.70)
                                                                     ----------          ----------
                                                                     ----------          ----------




The accompanying notes are an integral part of these Financial Statements.

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                NINE MONTHS           NINE MONTHS
                                                                    ENDED                ENDED
                                                                September 30,        September 30,
                                                                    1999                 1998

                                                                ------------         ------------
Operating Revenue:

    Rental Income                                               $ 1,215,983          $ 1,147,058
    Other Rental and Interest Income                                 47,570               47,765

                                                                -----------          -----------
                 TOTAL OPERATING REVENUE                          1,263,553            1,194,823



Operating Expenses:

    Repair and Maintenance                                          209,583              147,624
    Utilities                                                       145,716              141,959
    Managers Salaries                                               164,551              137,226
    Management Fees                                                  63,253               59,690
    General and Administrative                                      146,941              135,478
    Real Property Taxes and Insurance                               101,646               99,580
    Financial Expenses                                              326,495              330,497
    Depreciation                                                    208,758              207,132
    Amortization                                                        708                  956

                                                                -----------          -----------
                 TOTAL OPERATING EXPENSES                         1,367,651            1,260,142



NET INCOME (LOSS) FROM OPERATIONS                               $  (104,098)         $   (65,319)
                                                                ===========          ===========



NET INCOME (LOSS) PER UNIT
(6041 Limited Partnership units issued and outstanding)         $    (17.23)         $    (10.81)
                                                                ===========          ===========





The accompanying notes are an integral part of these Financial Statements.

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                          STATEMENT OF PARTNER'S EQUITY
                                   (Unaudited)



                                         NINE MONTHS
                                            ENDED
                                        September 30,
                                            1999
                                        -------------
Balance at January 1, 1999              $ 1,522,535
Net income (loss)                          (104,098)
Cash Distributions                                0
                                        -----------

  BALANCE AT SEPTEMBER 30, 1999         $ 1,418,437
                                        ===========



The accompanying notes are an integral part of these Financial Statements.

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          NINE MONTHS         NINE MONTHS
                                                                             ENDED              ENDED
                                                                         September 30,       September 30,
                                                                             1999                1998
                                                                         -------------       -------------
Cash flows from operating activities: Net Income/(Loss)                   $ (104,098)         $ (65,319)
                                                                          ----------          ---------
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:

    Depreciation and amortization                                            209,466            208,088
    Change in assets - (increase) decrease:
      Tenants' rents receivable                                                 (970)           (40,258)
      Insurance receivables                                                  120,626                  0
      Tenants security deposits                                               (2,258)            11,854
      Prepaid expenses                                                       (18,556)           (11,442)
      Restricted deposits and reserves                                       (12,401)           (37,354)
      Deposits                                                               (15,624)           (10,067)
    Change in liabilities - increase (decrease):
      Accounts payable and accrued expenses                                  (84,442)            24,836
      Tenants prepaid rents                                                    2,582              4,689
      Tenants security deposit payable                                         6,947             (8,844)
                                                                          ----------          ---------

                                           Total adjustments                 205,370            141,502

                                                                          ----------          ---------
Net cash flow provided by (used in) operating activities:                    101,272             76,183
                                                                          ----------          ---------


Cash flow from financing activities:
  Principal reduction of long-term debt                                     (100,288)           (92,943)
  Capital distributions to partners                                                0                  0
                                                                          ----------          ---------
Net cash used by financing activities                                       (100,288)           (92,943)
                                                                          ----------          ---------

Net increase (decrease) in cash                                                  985            (16,760)

Cash at beginning of Period                                                   38,050             51,337
                                                                          ----------          ---------

Cash at end of Period                                                      $  39,035          $  34,577
                                                                          ----------          ---------
                                                                          ----------          ---------



Supplemental disclosures of cash flow information:
  Cash paid during the year for:
      Interest expense                                                     $ 304,689          $ 310,187
        State franchise tax                                                $     800          $     800



The accompanying notes are an integral part of these Financial Statements.


                                                                               8

                         Venetian Park Associates, Ltd.
                          Notes to Financial Statements
                       Six Months Ended September 30, 1999

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

GENERAL

     Operating income this year through September 30th was $1,263,553 vs. $1,194,823 registered during the corresponding period last year, a jump of $68,730. As reported previously this year, we have spent substantial sums in labor and material to cure deferred maintenance and upgrade the Property for both purposes of obtaining a new loan and preparing the Property for sale. With intermediate goals achieved, three of the four employees hired for carport restoration, canal maintenance and exterior painting were laid-off in the third quarter. The success of the program was manifested in a vacancy factor of only 7.21% during September 1999 vs. an aggregate vacancy factor of 12.61% for the nine months ended September 30th.

     The scheduled monthly rent roll for September, 1999 was $161,390 vs. $154,477 at the same time last year, a jump of $6,913 or 4.48%. Rental losses (vacancies, net delinquencies and rental discounts) amounted to $211,769 this year vs. $222,934 last year through September 30th, a cut of $11,164.

     Operating expenses this year through September 30th were $1,367,651 vs $1,260,142 during the corresponding period last year, an increase of $107,509.

     We are pleased to report that the refinancing of the Property is moving along smoothly. We have opted for Reilly Mortgage's fixed rate Freddie Mac Program for a new mortgage of $6,300,000 bearing interest at somewhat less than 8% (based upon early October mortgage rates) amortized for 30 years, due in 10 years. The Washington Mutual variable rate loan was not available to the property. The Freddie Mac loan provides that should an eventual buyer of the Property prefer a higher mortgage, he can apply to Freddie Mac for additional funding at the same rate and terms as the existing loan for a standard loan fee. We expect the new loan to record sometime during mid November after which we'll proceed with roof replacements, exterior painting, repaving and other work as more fully described in previous correspondence.

     On September 30, 1999, Current Assets stood at $224,035 (including $99,490 in tenant refundable security deposits) vs. $321,893 at the same time last year. On September 30th of this year the Property's FHA replacement reserve account contained $172,241 which will be returned to the Partnership when the refinancing is complete and the old loan is retired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership did not declare nor cash were distributed to the partners for the third quarter of September 30, 1999 until the Property generates a more substantial ongoing cash flow than that which now prevail.

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

                                               VENETIAN PARK ASSOCIATES, LTD.
                                             (A California Limited Partnership)



Dated:  October 29, 1999                           /s/ Norman Jacobson
                                            ------------------------------------
                                                       Norman Jacobson
                                                       General Partner