Form 10-K
period 1999-12-31
VENETIAN PARK ASSOCIATES LTD
filed 2000-03-15
CIK 745345

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                                  ANNUAL REPORT

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the year ended                                       Commission File Number
December 31, 1999                                                  0-11980


                         VENETIAN PARK ASSOCIATES, LTD.
                             (A LIMITED PARTNERSHIP)
             (Exact name of registrant as specified in its charter)


      California                                                95-3887496
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.
Yes.....X.... No.....

The Registrant has no voting stock. The Registrant's outstanding securities consist of units of limited partnership interest which have no readily ascertainable market value since there is no immediate public trading market for these securities on which to base a calculation of aggregate market value.

                          VENETIAN PARK ASSOCIATES, LTD. (A LIMITED PARTNERSHIP)

                                                                        CONTENTS

================================================================================

                                                                                       PAGE
PART I
Item 1.       Business                                                                1 -  3
Item 2.       Properties                                                                   4
Item 3.       Legal Proceedings                                                            4
Item 4.       Submission of Matters to a Vote of Security Holders                          4

PART II
Item 5.       Market Price of and Dividends on the Registrant's Common Equity
                    and Related Stockholder Matters                                        5
Item 6.       Selected Financial Data                                                      5
Item 7.       Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                             6 -  7
Item 8.       Financial Statements                                                    7 - 18
Item 9.       Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure                                              19

PART III
Item 10.      Directors and Executive Officers of the Partnership                    19 - 20
Item 11.      Executive Compensation                                                      21
Item 12.      Security Ownership of Certain Beneficial Owners and Management              22
Item 13.      Certain Relationships and Related Transactions                              22

PART IV
Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 10-K       23 - 25
              Signatures                                                                  26

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



APARTMENT MIX

NUMBER                                  TYPE                         SQ.FT.EA.              TOTAL SQ.FT.
------                        -----------------------------          ---------              -------------
60                            Studios                                      510                     30,600
92                            1-bedroom, 1 bath                            694                     63,848
48                            2-bedroom, 1 bath                            900                     43,200
72                            2-bedroom, 2 bath                          1,080                     77,760
12                            2-bedroom, 2 bath (Villa)                  1,282                     15,384
11                            2-bedroom, 2.5 bath (Townhouse)            1,420                     15,620
                                                                                            -------------

295                           TOTAL LIVABLE SQUARE FOOTAGE                                        246,412

ITEM 1 - BUSINESS:


                                             VENETIAN PARK APARTMENTS

                                              SCHEDULED GROSS INCOME

                                              BEGINNING JANUARY, 2000

                                                   RENTAL RATES

        TYPE                        SQ. FT. EA.             CURRENT RENTS
  ---------------------------      ------------             -------------
Studio, 1 Bath                          510                  $381 - $485

1 Bedroom, 1 Bath                       694                  $475 - $555

2 Bedroom, 1 Bath                       900                  $525 - $615

2 Bedroom, 2 Bath                     1,080                  $545 - $665

2 Bedroom, 2 Bath (Villa)             1,282                  $670 - $750

2 Bedroom, 2.5 Bath (Townhouse)       1,420                  $675 - $770

Scheduled monthly rents...........................................$162,937

Scheduled monthly rents x 12 months.............................$1,955,242
Laundry income.....................................................$23,000
Miscellaneous income (1)...........................................$33,000
Interest income.....................................................$9,400
Total scheduled gross revenues..................................$2,020,642


-------
(1) Net security deposit forfeitures plus late charges and miscellaneous income.

ITEM 2 - PROPERTIES:


                           LOAN INFORMATION

                       VENETIAN PARK APARTMENTS


Registrant's only property is a 295-unit apartment complex (herein the "Property") consisting of 41 buildings on a 16.44 acre site at 1540, 1555 and 1560 Mosaic Way and 4841 North Pershing Avenue, Stockton, California, and commonly known as the Venetian Park Apartments. The Property is subject to encumbrances, consisting of a first trust deed note totaling $6,300,000 at December 31, 1999. The partnership borrowed $143,000 for equipment and short-term credit. The outstanding loan balance at December 31, 1999 is $139,593. The General Partners believe that the foregoing Property is adequately covered by insurance. Also, at this time there are proposed programs for renovation and improvements of the property. The registrant refinanced and consolidated the property's four trust deed notes into one trust deed note on December 1, 1999. As per the loan covenants $835,460 was withheld from the escrow and deposited into the reserve for replacement account.


FIRST TRUST DEED INFORMATION

Monthly payments:...........................$46,139
Interest rate:..............................7.98%
Amortization schedule:......................30 years
Year due and payable:.......................December 1, 2009
Loan balance when due:......................$5,524,377
First trust deed holder:....................Reilly Mortgage Group, Inc.


ITEM 3 - LEGAL PROCEEDINGS:

A former employee has filed a complaint claiming discrimination with the State of California. A Mutual Release & Settlement Agreement was procured on January 30, 1998. The Agreement provided for the defendant (the Partnership) to pay $7,500. Venetian Park's insurance carrier covered some of the legal costs. The insurance carrier provided legal counsel for settling the case and paid the agreed upon settlement amount.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None

PART II

ITEM 5 - MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS:

The Limited Partnership Units have limited transferability and no established public trade market has developed or is expected to develop in the future.

There were approximately 510 holders of Limited partnership Units at December 31, 1999, holding 6,041 Limited Partnership Units of Registrant. Although the General Partners have an equity interest in Registrant, they were not issued units. The general partners own 61 units, giving the partnership a total of 6,102 partner units.

During 1999, the Registrant paid $0 or $0 per unit; during 1998, paid $0; and during 1997, paid $60,410 or $10 per unit. Additionally, the Registrant paid the General Partners the following distributions: $0, $0 and $608 for 1999, 1998 and 1997, respectively.


ITEM 6 - SELECTED FINANCIAL DATA:

YEAR                       OPERATIONAL DATA                         BALANCE SHEET DATA
----                       ----------------                         ------------------

                                                               NET INCOME                               TOTAL
                                             NET INCOME      (LOSS) PER LTD.                          LONG-TERM
                        NET REVENUES           (LOSS)         PARTNER UNIT       TOTAL ASSETS            DEBT
                        ------------         ----------      ---------------     ------------        -----------
1999                    $  1,696,973         $ (162,324)      $      (26.87)      $ 8,011,132        $ 6,439,593

1998                       1,610,999            (85,730)             (14.19)        7,172,848          5,332,629

1997                       1,506,921           (332,327)             (54.46)        7,273,875          5,440,034

1996                       1,622,281            (13,062)              (2.14)        7,757,031          5,555,954

1995                       1,590,577           (188,611)             (30.91)        7,837,361          5,663,545

                                             PER UNIT LIMITED PARTNER
                                                 CASH DISTRIBUTIONS
                                             1999                   $ 0
                                             1998                     0
                                             1997                    10
                                             1996                     0
                                             1995                     0

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Results of Operations:

Operating income for 1999 was $1,696,973, an improvement of $85,974 (5.33%) when compared to the 1998 operating income of $1,610,999 and an increase of $190,052 (12.61%) when compared to $1,506,921 for 1997. Net spendable for 1999 was $17,112 vs. $69,434 in 1998, a decline of $52,322 or (75.36%). When compared to the 1997 net spendable of ($170,434), the net spendable generated in 1999 was $187,606 (110.04%) higher. Operating income in 1999 reflects the write off of the reimbursed portion of the Insurance Receivables-Fire Rent Loss of $38,016.

The scheduled gross monthly rental for December 1999 was $162,890, $6,153 (3.93%) more than the December 1998 rent roll of $156,737 and (7.10%) higher than the December 1997 rent roll of $152,097. Aggregate rental loss (vacancies, net delinquencies and rental discounts) for 1999 of $291,856 is a reduction of $6,710 or (2.25%) when compared to 1998's rental loss of $298,566. As mentioned above, 1999's rental loss includes the $38,016 unreimbursed insurance-fire rent loss, which was written off to vacancies. The Property's higher occupancy rate is due in large part to improved economic conditions in the Stockton area. When the buildings are painted and the other work completed, Venetian will reap the benefits of such improvements with lower operating expenses and further increase in occupancy rates.

Operating expenses during 1999 were $1,102,545 vs. $964,881 in 1998, an increase of $137,664 (14.27%). When compared to 1997's operating expenses of $1,114,411, 1999's operating expenses are lower by $11,866 (1.06%). The operating expense increase was due to an increase in expenditures in repairs and maintenance and replacements.

The Property's cash accounts at the end of 1999, 1998 and 1997, respectively, were $300,521, $135,283 and $159,824. Only part of the refinancing proceeds were in the Partnership's capital bank accounts due to holdbacks required by the lender to insure completion of the rehabilitation work. On January 13, 2000, Reilly Mortgage Group, the lender, released $94,056 from the Repair Escrow total of $835,460. As of February 8, 2000, the painters have completed painting 62 units which is 22% of the total job. In addition, the roof replacement along with the repair and re-plastering of one of the Property's three swimming pools are underway.


ANALYSIS OF CASH FLOWS:

Operating Activities:

The Partnership had a cash flow from operating activities of $68,521, $104,097, and ($39,607) for each of the three years in the period ended December 31, 1999, respectively. The decrease of the cash flow is mainly due to the write off of $38,016 to vacancy loss. This amount is the unreimbursed portion of the $52,016 accrued rent loss due to the 1998 fire. Travellers Insurance covered only $14,000.

Financing Activities:

The principal repayment of the long-term debt remained consistent over the three-year period until the last month of 1999 when the loan was refinanced.

On December 1, 1999, the escrow closed for the new First Trust Deed Loan in the amount of $6,300,000 payable $46,139.38 monthly including fixed-rate interest of 7.98% amortized for 30 years and due in 10 years. The prior loans' monthly payments including mortgage insurance were $47,019. We retired loans with balances of $5,173,951 whose combined interest rate plus mortgage insurance averaged approximately 8%.

The former loan holders released $223,018 which had been held in the Property's FHA Replacement Reserve Account. That amount combined with net cash through escrow and a property tax refund enabled us to have on hand $294,015 after retirement of the Property's laundry equipment and short-term credit loan in January 2000.

After the planned renovation work is completed and the lender approves the replacement covenants, the reserve for replacement account will be released. At that time we expect to have approximately $460,000 cash on hand. During the next few months, the rental office will be revamped and a maintenance shop constructed immediately adjacent to one of the pool buildings. This will free up one of the apartments now being used as a shop as we will need such apartment as vacancies diminish.

There were no cash distributions to partners in 1999 or 1998 to recover from the negative cash flow in 1997. The Partnership declared and paid a distribution in January 1997 for the 1996 year. The relatively small distribution of $61,018 is the first to be issued in some period in time. The distributions to partners were $0, $0 and $61,018 for each of the three-year period ended December 31, 1999, respectively.


ITEM 8 - FINANCIAL STATEMENTS:

The Registrant's Financial Statements for the periods ended December 31, 1999, 1998 and 1997 follow.

                                                                          Page
                                                                         Number
Independent Auditors' Report..................................................8

Balance Sheets................................................................9

Statements of Operations.....................................................10

Statements of Changes in Partners' Equity....................................11

Statements of Cash Flows.....................................................12

Notes to Financial Statements.............................................13-17

[LETTERHEAD]

INDEPENDENT AUDITORS' REPORT



TO VENETIAN PARK ASSOCIATES, LTD.
SANTA MONICA, CALIFORNIA


We have audited the accompanying balance sheets of VENETIAN PARK ASSOCIATES, LTD. (A LIMITED PARTNERSHIP) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity, and cash flows for each of the years in the three year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venetian Park Associates, Ltd. (A Limited Partnership) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1999, in conformity with generally accepted accounting principles.




/s/ Block, Plant, Eisner, Fiorito & Belak-Berger



Encino, California
FEBRUARY 3, 2000

===============================================================================

                         VENETIAN PARK ASSOCIATES, LTD. (A LIMITED PARTNERSHIP)

BALANCE SHEETS
===============================================================================

ASSETS
--------------------------------------------------------------------------------

December 31,                                                                      1999                  1998
-------------------------------------------------------------------------------------------------------------------
Current assets:
Cash                                                                           $   300,521           $   135,282
Tenants' rents receivable                                                            3,356                 2,309
Insurance receivable                                                                     -               158,642
Prepaid expenses                                                                    17,250                25,660
Other receivables and deposits                                                     214,670                     -
-------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                               535,797               321,893
-------------------------------------------------------------------------------------------------------------------

Restricted deposits and funded reserves:
Mortgage escrow deposits                                                            45,261                62,560
Reserve for replacements                                                           835,460               166,672
-------------------------------------------------------------------------------------------------------------------

Total restricted deposits and funded reserves:                                     880,721               229,232
-------------------------------------------------------------------------------------------------------------------

Fixed assets, net                                                                6,446,296             6,603,181
-------------------------------------------------------------------------------------------------------------------

Other assets:
Prepaid loan fees, net of accumulated amortization
    of $1,246 in 1999 and $14,590 in 1998                                          148,318                17,816
Deposits                                                                                 -                   726
-------------------------------------------------------------------------------------------------------------------

Total other assets                                                                 148,318                18,542
-------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                    $8,011,132            $7,172,848
===================================================================================================================

===============================================================================

LIABILITIES AND PARTNERS' EQUITY
===============================================================================

December 31,                                                                      1999                  1998
-------------------------------------------------------------------------------------------------------------------
Current liabilities:
Current portion of long-term debt                                              $   192,430           $   137,777
Accounts payable - trade and accrued expenses                                       65,619               104,688
Accrued expense - fire damage                                                            -                82,281
Accrued interest                                                                    42,456                35,466
Tenants' prepaid rents                                                               6,428                 5,998
-------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                          306,933               366,210
-------------------------------------------------------------------------------------------------------------------

Other liabilities:
Long-term debt, net of current portion                                           6,247,163             5,194,852
Tenants' security deposits                                                          96,825                89,251
-------------------------------------------------------------------------------------------------------------------

Total other liabilities                                                          6,343,988             5,284,103
-------------------------------------------------------------------------------------------------------------------

Commitments and contingencies                                                            -                     -
-------------------------------------------------------------------------------------------------------------------

Partners' equity                                                                 1,360,211             1,522,535
-------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                          $8,011,132            $7,172,848
===================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                         VENETIAN PARK ASSOCIATES, LTD. (A LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
===============================================================================

Years ended December 31,                                    1999                1998                   1997
-------------------------------------------------------------------------------------------------------------------
Revenues:
Rental income                                              $1,631,307           $1,548,750            $1,438,831
Other income                                                   56,219               55,151                57,886
Interest income                                                 9,447                7,098                10,204
-------------------------------------------------------------------------------------------------------------------

                                                            1,696,973            1,610,999             1,506,921
-------------------------------------------------------------------------------------------------------------------

Expenses:
Administrative                                                274,910              263,785               283,725
Utilities                                                     196,579              190,979               189,869
Operating and maintenance                                     469,817              354,746               483,789
Taxes and insurance                                           171,078              167,560               156,581
Financial expense                                             448,633              440,372               448,154
Depreciation and amortization                                 298,280              279,287               277,130
-------------------------------------------------------------------------------------------------------------------

                                                            1,859,297            1,696,729             1,839,248
-------------------------------------------------------------------------------------------------------------------

NET LOSS                                                   $ (162,324)        $    (85,730)         $   (332,327)
-------------------------------------------------------------------------------------------------------------------

NET (LOSS) PER LIMITED PARTNER UNITS
    (6,041 UNITS ISSUED AND OUTSTANDING)                 $     (26.87)       $      (14.19)       $       (54.46)
===================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                         VENETIAN PARK ASSOCIATES, LTD. (A LIMITED PARTNERSHIP)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
===============================================================================

                                                           GENERAL            LIMITED
                                                           PARTNERS           PARTNERS                TOTAL
                                                          (61 UNITS)        (6,041 UNITS)         (6,102 UNITS)
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                                $    19,053        $   1,982,557         $   2,001,610

December 31, 1997:
    Net loss                                                   (3,322)            (329,005)             (332,327)
    Distribution to partners                                     (608)             (60,410)              (61,018)
-------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                                     15,123            1,593,142             1,608,265

December 31, 1998:
    Net loss                                                     (857)             (84,873)              (85,730)
    Distribution to partners                                        -                    -                     -
-------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                                     14,266            1,508,269             1,522,535

December 31, 1999:
    Net loss                                                   (1,623)            (160,701)             (162,324)
    Distribution to partners                                        -                    -                     -
-------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999                                $    12,643        $   1,347,568         $   1,360,211
===================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                         VENETIAN PARK ASSOCIATES, LTD. (A LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
===============================================================================

Years ended December 31,                                     1999                1998                  1997
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                               $   (162,324)          $  (85,730)            $(332,327)
-------------------------------------------------------------------------------------------------------------------

Adjustments to reconcile net (loss) to net cash
  provided by operating activities:
Depreciation and amortization                                 298,280              279,287               277,130
Change in assets -(increase) decrease:
Tenants' rents receivable                                      (1,046)                 469                     -
Insurance receivables                                         158,642             (158,642)                    -
Prepaid expenses                                                8,410               (1,641)                  867
Restricted deposits and reserves                              (39,007)             (21,050)              (12,312)
Other receivables and deposits                                (87,944)                (713)                  926
Change in liabilities - increase (decrease):
Accounts payable and accrued expenses                         (32,213)              16,041                31,177
Accrued expenses - fire damage                                (82,281)              82,281                     -
Tenants' prepaid rents                                            430                4,722                (3,908)
Tenants' security deposit payable                               7,574              (10,927)               (1,160)
-------------------------------------------------------------------------------------------------------------------

Total adjustments                                             230,845              189,827               292,720
-------------------------------------------------------------------------------------------------------------------

NET CASH FLOW PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                         68,521              104,097               (39,607)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets                                  (122,200)             (21,233)                    -
Release of escrow deposits                                     46,542                    -                     -
Release of reserve for replacements                           176,436                    -                     -
Refinance funding reserve for replacements                   (835,460)                   -                     -
-------------------------------------------------------------------------------------------------------------------

NET CASH (USED IN) INVESTING ACTIVITIES                      (734,682)             (21,233)                    -
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from refinance of mortgage                         6,300,000                    -                     -
Payoff of debt from refinance of mortgage                  (5,173,914)                   -                     -
Proceeds of short-term loan                                   125,000               18,000                     -
Principal reduction of long-term debt                        (144,122)            (125,405)             (115,920)
Capital distributions to partners                                   -                    -               (61,018)
Loan fees from refinance of mortgage                         (149,564)                   -                     -
Good faith deposit for refinance                             (126,000)                   -                     -
-------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           831,400             (107,405)             (176,938)
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                               165,239              (24,541)             (216,545)
Cash at beginning of year                                     135,282              159,823               376,368
-------------------------------------------------------------------------------------------------------------------

CASH AT END OF YEAR                                      $    300,521           $  135,282          $    159,823
===================================================================================================================

                        VENETIAN PARK ASSOCIATES, LTD. (A LIMITED PARTNERSHIP)

===============================================================================

Years ended December 31,                                    1999                1998                  1997
-------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest expense                                          $   442,204           $  413,382          $    421,602
State franchise tax                                               800                  800                   800
===================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          VENETIAN PARK ASSOCIATES, LTD. (A LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS
===============================================================================

ORGANIZATION AND
   SIGNIFICANT
   ACCOUNTING POLICIES:

   ORGANIZATION:          The partnership, organized as a limited partnership
                          within California, was formed October 31, 1983 to acquire an interest in real property located in Stockton, California. On October 31, 1983 the partnership purchased an existing apartment complex with a total of 295 units comprised of four separate apartment projects operated under Section 221(d) (4) of the National Housing Act. The partnership is economically dependent on the Stockton, California rental market.

   CASH AND CASH          For purposes of the statements of cash flows, the
    EQUIVALENTS:          Partnership considers all unrestricted investment
                          instruments purchased with original maturities of three months or less to be cash equivalents. At
                          December 31, 1999, 1998 and 1997, there were no cash equivalents.

   CONCENTRATION OF       The Partnership maintains its cash in bank deposit
     CREDIT RISK:         accounts which exceed federally insured limits. The
                          Partnership has not experienced any losses in such accounts. The Partnership believes it is not exposed to any significant credit risk on cash.

   FIXED ASSETS AND       Fixed assets are stated at cost. Depreciation is
     DEPRECIATION:        provided on the straight-line and accelerated methods
                          over estimated useful lives which range from 5 to 35 years. The fixed assets are pledged as collateral for the mortgage note payable. Maintenance, repairs and minor renewals are expensed as incurred.

   AMORTIZATION:          Prepaid loan fees are being amortized on a straight-
                          line basis over the term of the loans, 10 years.
                          Previous loan fees have been written off.

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

   ADVERTISING COSTS:     The Partnership's policy is to expense advertising
                          costs when incurred. The advertising costs for 1999, 1998 and 1997 were expensed in the amount of $35,782, $32,121 and $58,634, respectively.

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

                         VENETIAN PARK ASSOCIATES, LTD. (A LIMITED PARTNERSHIP)

===============================================================================

INSURANCE RECEIVABLE:     Venetian Park suffered fire damage to 8 units in
                          Phase II. Venetian Park hired the Greenspan Company, professional adjusters of losses for the insured to represent the partnership to negotiate with the insurance company for settlement of fire damage and loss of rents. The insurance carrier, Travelers
                          Indemnity of Illinois, paid $250,804 to Reilly
                          Mortgage Company and other vendors directly. The monies were held in the reserve for replacement account and payments were made payable to Venetian
                          Park and the specific vendor. As of year end, December 31, 1998, $106,626 was due for fire damage and $52,016 for loss of rents. The $106,626 was received on January 27, 1999. Only $14,000 of the rent receivable was collectible from the insurance company and the balance was written off in 1999. As of the month of February, 1999, the eight units were available for rent.

RECLASSIFICATION:         Certain amounts previously reported in financial
                          statements for 1998 have been reclassified to conform to the 1999 presentation.

FAIR VALUE DISCLOSURES:   The following estimated fair values have been
                          determined by the Company using available market information.

   CASH, AND CASH
      EQUIVALENTS:        The carrying amounts of these items are their fair
                          values.

   LONG-TERM DEBT:        The carrying amount of this item is recorded at
                          historical cost. The estimated fair value is based on quoted market prices obtained from dealers.

                          The carrying/commitment amount and fair value of the Partnership's financial instruments at December 31, 1999 and 1998 are as follows:


                                                     CARRYING/
                                                    COMMITMENT           FAIR
DECEMBER 31, 1999                                     AMOUNT             VALUE
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                          $  300,521           $  300,521
Long-term debt                                     $6,439,593           $6,439,593

                                                     CARRYING/
                                                    COMMITMENT           FAIR
DECEMBER 31, 1998                                     AMOUNT             VALUE
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                          $  135,282           $  135,282
Long-term debt                                     $5,332,629           $5,332,629

The fair value estimates presented are based on pertinent information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since such dates, and current estimates of fair value may differ significantly from the amounts presented.

                         VENETIAN PARK ASSOCIATES, LTD. (A LIMITED PARTNERSHIP)

===============================================================================

RESERVE FOR               The FHA also requires reserve for replacement funds
 REPLACEMENTS:            to be maintained by the mortgagee for the mortgagor
                          to cover major expenditures of the project for replacements. The monthly reserve payments are included with the regular mortgage payments and amount to $2,098 per month. The disbursements from this fund required the approval of HUD. On
                          December 1, 1999, the mortgage was refinanced, the HUD requirements are no longer applicable (see mortgage payable). The disbursement from the lender established fund requires lender approval. The activity was as follows:

                                                                                  1999              1998
                          --------------------------------------------------------------------------------------
                          Balance, beginning of year                             $166,672          $141,500
                          Deposits - monthly                                       23,075            25,172
                          Deposit from escrow (lender established fund)           835,460                 -
                          Interest earned, net of service charge                    5,316             3,444
                          Interest withdrawals                                     (5,316)           (3,444)
                          Replacement expenditures                                (13,311)                -
                          Release due to refinance                               (176,436)                -
                          ----------------------------------------------------------------------------------------

                          Balance, end of year                                   $835,460          $166,672
                          ========================================================================================

MORTGAGE ESCROW           The mortgage escrow deposits account is also
   DEPOSITS ACCOUNT:      maintained by the mortgagee for the mortgagor for the
                          future payment of insurance and taxes. Payments to the account are included with the monthly mortgage payments. The activity was as follows:

                          Balance, beginning of year                            $  62,560         $  66,682
                          Deposits - monthly                                      146,463           157,597
                          Deposits from escrow                                     45,261                 -
                          Disbursements:
                          Property taxes                                         (105,547)         (105,380)
                          Hazard and mortgage insurance                           (56,934)          (56,339)
                          Release due to refinance                                (46,542)                -
                          ----------------------------------------------------------------------------------------


                          Balance, end of year                                  $  45,261         $  62,560
                          ========================================================================================

                          Fixed assets consist of the following:

                                                                                    1999                1998
                          ---------------------------------------------------------------------------------------
                          Land                                              $  1,158,278        $  1,158,278
                          Buildings and improvements                           9,684,217           9,562,017
                          Furniture and fixtures                                 332,190             332,190
                          ----------------------------------------------------------------------------------------
                                                                              11,174,685          11,052,485

                          Less accumulated depreciation                        4,728,389           4,449,304
                         ---------------------------------------------------------------------------------------

LONG-TERM DEBT:          ======================================================

   MORTGAGE PAYABLE:
                         The Partnership has a 30 year amortized fixed rate mortgage due in 10 years dated November 24, 1999 in the face amount of $6,300,000 payable in monthly installments of $46,139 including principal and interest beginning on January 1, 2000 and due and payable in full on December 1, 2009. The mortgage loan is recorded at fair value. The note is secured by first trust deed on the land and buildings. Under an agreement with the mortgage lender, the Project is required to make monthly escrow deposits for property insurance and taxes.

  LOAN PAYABLE:
                         The partnership borrowed $18,000 from Wells Fargo Bank or the acquisition of laundry equipment payable in 60 monthly installments including principal and interest at $426 per month. The interest rate is 14.80% per annum. The outstanding loan balance at December 31, 1999 is $14,593. The loan was paid in full in January, 2000.

                         The Partnership borrowed $125,000 from Wells Fargo
                         Bank for the good faith deposit made for the refinance. The short term note was payable in interest only installments of $990 per month. The interest rate is 9.5% per annum. The note was due and paid in full January, 2000.

   MATURITIES:
                         Long term debt maturing during the next five years is as follows:

                         Year ending December 31,
                         2000          $  192,430
                         2001          57,211
                         2002          61,947
                         2003          67,076
                         2004          72,628
                         Beyond five years
                         ------------------------------------------------------
                         Total long-term debt due
                         Less current portion
                         ------------------------------------------------------
                                   $6,247,163
                         ------------------------------------------------------

                          VENETIAN PARK ASSOCIATES, LTD. (A LIMITED PARTNERSHIP)

================================================================================
RELATED PARTY             Norman Jacobson, a general partner of the
  TRANSACTIONS:           partnership, is also an officer and the sole
                          shareholder of Norman Jacobson Realty Resources, Inc.
                          Norman Jacobson Realty Resources, Inc. (NJRR) received a management fee for its services equal to 3% of the project's net revenues for the current year. NJRR was paid management fees and reimbursed out of pocket expenses totaling $69,252, $57,840 and $58,918 for the years ended December 31, 1999, 1998 and 1997, respectively.

                          The General Partners received cash compensation from the partnership totaling $33,803 in 1999 and $31,961 in 1998 and $30,160 in 1997 consisting of project management fees equal to 2% of the project's net revenues for each year.


DISTRIBUTIONS TO LIMITED  The Partnership declared and paid the following
  AND GENERAL PARTNERS:   distributions in the amount of $0, $0 and $61,018
                          for the years ended December 31, 1999, 1998 and 1997, respectively.

COMMITMENTS AND           A former employee has filed a complaint claiming
 CONTINGENCIES:           discrimination with the State of California. A Mutual
                          Release & Settlement Agreement was procured on January
                          30, 1998. The Agreement provided for the Partnership to pay $7,500. Venetian Park's insurance carrier covered some of the legal costs. The insurance carrier provided legal counsel for settling the case and paid the agreed upon settlement amount.

                          On December 1, 1999 the Partnership refinanced and vconsolidated the original four HUD insured mortgage loans into one FHA mortgage loan. As part of the refinance arrangement, certain loan restrictions were required. The mortgagor withheld out of escrow $835,460 for reserve for replacements. The repair completion exhibit outlined five major repairs to be made, asphalt driveways, parking lots, concrete walkways, prepare and paint all building exteriors and replace all building roofs. As of November, 1999, the Partnership had contracted to have the roofs replaced and the building repainted for a cost of $366,600 and $104,500 of which $122,200 and $25,000 had been paid as of year end, respectively. As of year end, the prefabricated roofs had been ordered and work had commenced on removing the old roofs. None of the painting contract had begun by year end.

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

In 1977, Mr. Jacobson was president of the Los Angeles Board of Realtors. Formerly he was president of the Venice Board of Realtors. He has been a director of the California Association of Realtors (CAR) periodically since 1963 and was elected regional vice-president of the CAR in 1978. In 1971-72 he was vice-chairman of the CAR's Syndication Division and was founding editor of the Syndication Division's official publication, THE CALIFORNIA SYNDICATOR. Mr. Jacobson lectures and writes extensively in the fields of real estate invest ments. He has periodically instructed for University of California Extension since 1961, lectures from time to time for the UCLA Graduate School of Management and is one of 80 real estate professionals in the United States invited to write a Chapter for THE REAL ESTATE HANDBOOK published by Dow-Jones, Irwin.

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

ITEM 11 - EXECUTIVE COMPENSATION:

During the year ended December 31, 1999, the General Partners (see Item 13) received cash compensation from Registrant totaling $33,803 consisting of project management fees. Norman Jacobson received $22,160 and Theodore J. Weill received $11,643.

Also, during the year ended December 31, 1999, one of the General Partners and his affiliate, Norman Jacobson Management Co. (see Item 13) received cash compensation from Registrant totaling $69,252 consisting of project management fees and reimbursement for out-of-pocket expenses.

The following table summarizes the types, estimated amounts and recipients of compensation that will or may be paid to the General Partners or their affiliates from and after January 1, 2000:

   PERSON RECEIVING                  TYPE OF COMPENSATION                      AMOUNT PAID
   ----------------                  --------------------                      ------------
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

General Partners or one or         Subordinated Real Estate                 Equal to an amount not to exceed one-half
more real esate brokers            Commissions (payable if                  of the acquisition fees which could be paid
affiliated with the General        recipient performs services              during the Acquisition Period, but only after
Partners                           related to resales of Partnership        return of the Limited Partners' capital
                                   Properties                               contributions and (unless previously paid
                                                                            through distributions) 6% per annum
                                                                            cumulative non-compounded return
                                                                            thereon.

General Partners:                 Property management fee                   HUD approval contract provides for 5% of
  Norman Jacobson                                                           the net revenues of the Property.The
  Theodore J. Weill                                                         Partnership paid approximately 2% of
                                                                            net revenues, $33,803 for the year ended
                                                                            December 31, 1999, which was paid to the
                                                                            General Partners: $22,160 to Norman
                                                                            Jacobson and $11,643 to Theodore J.
                                                                            Weill; and

Norman Jacobson                                                             3% of net revenues ($50,623) for the year
Management Co., an                                                          ended December 31, 1999 was paid to
affiliate of one of the                                                     Norman Jacobson Management Co.
General Partners respon-
sible for management of the
property

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

Registrant has no directors or officers but is managed by the General Partners. At December 31, 1999, neither of the General Partners owned any of the outstanding Limited Partnership Units nor did any person known to the General Partners own 5% or more of the outstanding Limited Partnership Units.

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

(a)   EXHIBITS

      None

(b)   FINANCIAL STATEMENTS

      The following financial statements are included in Item 8:

         Independent Auditors' Report

         Balance Sheets as of December 31, 1999 and 1998

         Statements of Operations for the years ended December 31, 1999, December 31, 1998 and December 31, 1997.

         Statements of changes in partners' equity for the years ended December 31, 1999, December 31, 1998, and December 31, 1997.

         Statements of cash flows for the years ended December 31, 1999, December 31, 1998, and December 31, 1997.

         Notes to Financial Statements


      The following financial statement schedules follow:

                                                                            PAGE
                                                                            ----
         Independent auditors' report on financial statement schedules.....   23
         Schedule XI - Real Estate and Accumulated Depreciation............   24

[LETTERHEAD]


INDEPENDENT AUDITORS' REPORT ON SUPPORTING SCHEDULES



TO VENETIAN PARK ASSOCIATES, LTD.
SANTA MONICA, CALIFORNIA


Under date of February 3, 2000, we reported on the balance sheets of VENETIAN PARK ASSOCIATES, LTD. (A CALIFORNIA LIMITED PARTNERSHIP) as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1999, which are included in Item 8 of this annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed in Item 14 of this annual report on Form 10-K. The financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ Block, Plant, Eisner, Fiorito & Belak-Berger



Encino, California
FEBRUARY 3, 2000

                          VENETIAN PARK ASSOCIATES, LTD. (A LIMITED PARTNERSHIP)

SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                                                                              COSTS
                                                                                                           CAPITALIZED
                                                                                                            SUBSEQUENT
                                                                                    INITIAL COST                TO
                                                                                  TO PARTNERSHIP (A)        ACQUISITION
                                                                                  ------------------       ------------
                                                                                     BUILDING
                                                                                       AND
     DESCRIPTION                   ENCUMBRANCES                     LAND           IMPROVEMENTS           IMPROVEMENTS
------------------------------------------------------------------------------------------------------------------------
Apartment complex                  $        6,300,000             $1,158,278      $      9,771,898      $      244,509
========================================================================================================================

                                                    GROSS AMOUNT OF WHICH WAS
                                                  CARRIED AT CLOSE OF PERIOD (D)
                                       -----------------------------------------------------------------------------------
                                                                  BUILDINGS
                                                                     AND                                    ACCUMULATED
                                           LAND                  IMPROVEMENTS           TOTAL              DEPRECIATION
                                       -----------------------------------------------------------------------------------
                                         $  1,158,278       $    10,016,407         $ 11,174,685         $   4,728,389
                                       ===================================================================================

Year of construction                                                                      1976-1978
Fiscal year acquired                                                                           1983
Life on which depreciation in latest statement of operations is computed                 5-35 years

(A) The initial cost to the Partnership represents the original purchase price of the property.

(B) Reconciliation of real estate owned for 1999, 1998 and 1997:

                                                                   1999              1998              1997
-------------------------------------------------------------------------------------------------------------------
         Balance at beginning of period                           $11,052,485       $11,031,252       $11,031,252
         Additions during period                                      122,200            21,233                 0
-------------------------------------------------------------------------------------------------------------------

         Balance at close of period                               $11,174,685       $11,052,485       $11,031,252
===================================================================================================================

(C) Reconciliation of accumulated depreciation for 1999, 1998 and 1997:

         Balance at beginning of year                            $  4,449,304      $  4,170,961        $3,894,784
         Additions during period:
           Depreciation expense                                       279,085           278,343           276,177
-------------------------------------------------------------------------------------------------------------------

                                                                 $  4,728,389      $  4,449,304         4,170,961
         Deductions during period:
           Accumulated depreciation on real estate
             sold or improvements written off                               0                 0                 0
-------------------------------------------------------------------------------------------------------------------

         Balance at close of year                                $  4,728,389      $  4,449,304        $4,170,961
===================================================================================================================

(D) Aggregate cost of real estate at December 31, 1999 for Federal income tax purposes is $11,175,461.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    VENETIAN PARK ASSOCIATES, LTD.
                                    A California Limited Partnership



Date: 2/9/2000                      By:/s/ Theodore J. Weill
     ----------------                  ---------------------------------------
                                       Theodore J. Weill
                                       General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  2/25/2000                    By:/s/ Norman Jacobson
     ----------------                  ---------------------------------------
                                       Norman Jacobson
                                       General Partner