Form 10-Q
period 2000-03-31
VENETIAN PARK ASSOCIATES LTD
filed 2000-05-15
CIK 745345

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                                COMMISSION FILE
MARCH 31, 2000                                                  NO. 0-11980


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

                               REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000


                                      INDEX


                                                                            PAGE NO.
PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS:

                  BALANCE SHEETS                                              3-4

                  STATEMENTS OF OPERATIONS                                      5

                  STATEMENTS OF CHANGES IN PARTNERS' EQUITY                     6

                  STATEMENTS OF CASH FLOWS                                      7

                  NOTES TO FINANCIAL STATEMENTS                                 8

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.          9-10

PART II.  OTHER INFORMATION                                                    11

SIGNATURE                                                                      12


                          PART I. FINANCIAL INFORMATION

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                     ASSETS


                                                                 MARCH 31,                            DECEMBER 31,
                                                                    2000                                  1999
                                                         ---------------------------           ---------------------------
                                                                (UNAUDITED)                            (AUDITED)
CURRENT ASSETS:

    Cash                                               $                    423,130          $                    300,521
    Tenants' Rents Receivable                                                 2,190                                 3,356
    Other Receivables and Deposits                                            1,023                               214,670
    Prepaid Expenses                                                          9,011                                17,250
    Insurance Receivable                                                          0                                     0

                                                         ---------------------------           ---------------------------
      TOTAL CURRENT ASSETS                                                  435,354                               535,797


RESTRICTED DEPOSITS & FUNDED RESERVES:

    Mortgage Escrow Deposits                                                 79,850                                45,261
    Reserve for Replacements                                                760,852                               835,460

                                                         ---------------------------           ---------------------------
      TOTAL RESTRICTED DEPOSITS & RESERVES                                  840,702                               880,721


Fixed Assets, Net                                                         6,668,137                             6,446,296


OTHER ASSETS:

    Prepaid Loan Fees                                                       144,579                               148,318
    Deposits                                                                  2,135                                     0

                                                         ---------------------------           ---------------------------
      TOTAL OTHER ASSETS                                                    146,714                               148,318


TOTAL ASSETS                                           $                  8,090,907          $                  8,011,132
                                                         ===========================           ===========================




THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF THESE FINANCIAL STATEMENTS.
                                                                               3

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                        LIABILITIES AND PARTNERS' EQUITY


                                                               MARCH 31,                            DECEMBER 31,
                                                                  2000                                  1999
                                                       ---------------------------           ---------------------------
                                                              (UNAUDITED)                            (AUDITED)
CURRENT LIABILITIES:

    Accounts Payable & accrued expenses              $                     88,104          $                     65,619
    Accounts Payable - Contruction                                        282,357                                     0
    Accrued Interest                                                       42,456                                42,456
    Tenants' Prepaid Rents                                                  9,353                                 6,428
    Tenants' Security Deposits                                             98,091                                96,825
    Current Portion of Long Term Debt                                     192,430                               192,430

                                                       ---------------------------           ---------------------------
      TOTAL CURRENT LIABILITIES                                           712,791                               403,758



OTHER LIABILITIES:

    Mortgage Payable - 1st Trust Deed                                   6,094,752                             6,247,163

                                                       ---------------------------           ---------------------------
      TOTAL OTHER LIABILITIES                                           6,094,752                             6,247,163




Partners Equity                                                         1,283,364                             1,360,211



TOTAL LIABILITIES AND PARTNERS EQUITY                $                  8,090,907          $                  8,011,132
                                                       ===========================           ===========================




THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF THESE FINANCIAL STATEMENTS.

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                   THREE MONTHS                          THREE MONTHS
                                                                      ENDED                                 ENDED
                                                                    MARCH 31,                             MARCH 31,
                                                                       2000                                  1999
                                                            ---------------------------           ---------------------------
Operating Revenue:

    Rental Income                                         $                    453,336          $                    385,166
    Other Rental and Interest Income                                            18,353                                19,472

                                                            ---------------------------           ---------------------------
                 TOTAL OPERATING REVENUE                                       471,689                               404,638



Operating Expenses:

    Repair and Maintenance                                                     123,713                                54,865
    Utilities                                                                   50,332                                47,138
    Managers Salaries                                                           59,556                                53,428
    Management Fees                                                             23,577                                20,321
    General and Administrative                                                  57,404                                54,443
    Real Property Taxes and Insurance                                           33,741                                33,695
    Financial Expenses                                                         126,703                               108,258
    Depreciation                                                                69,771                                69,586
    Amortization                                                                 3,739                                   236

                                                            ---------------------------           ---------------------------
                 TOTAL OPERATING EXPENSES                                      548,536                               441,970



NET INCOME (LOSS) FROM OPERATIONS                         $                    (76,847)         $                    (37,332)
                                                            ===========================           ===========================



NET INCOME (LOSS) PER UNIT
(6041 Limited partnership units issued and outstanding)   $                     (12.72)         $                      (6.18)
                                                            ===========================           ===========================





THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF THESE FINANCIAL STATEMENTS.

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                          STATEMENT OF PARTNER'S EQUITY
                                   (Unaudited)


                                                                 THREE MONTHS
                                                                    ENDED
                                                                  MARCH 31,
                                                                     2000
                                                          ---------------------------

    Balance at January 1, 2000                          $                  1,360,211
    Net income (loss)                                                        (76,847)
    Cash Distributions                                                             0
                                                          ---------------------------

      BALANCE AT MARCH 31, 2000                         $                  1,283,364
                                                          ===========================





THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF THESE FINANCIAL STATEMENTS.
                                                                               6

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                THREE MONTHS         THREE MONTHS
                                                                                                   ENDED                 ENDED
                                                                                                 March 31,             March 31,
                                                                                                    2000                  1999
                                                                                                ----------           -----------
Cash flows from operating activities: Net Income/(Loss)                                       $   (76,847)         $    (37,332)
                                                                                                ----------           -----------

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:

    Depreciation and amortization                                                                  73,510                69,822
    Change in assets - (increase) decrease:
      Tenants' rents receivable                                                                     1,166                  (371)
      Insurance receivables                                                                             0               106,626
      Other receivables and deposits                                                              213,647                  (442)
      Prepaid expenses                                                                              8,239                11,615
      Restricted deposits and reserves                                                             40,019               (30,526)
      Deposits                                                                                     (2,135)               (2,385)
    Change in liabilities - increase (decrease):
      Accounts payable and accrued expenses                                                        22,485               (83,147)
      Accounts payable - construction                                                             282,357                     0
      Tenants prepaid rents                                                                         2,925                 3,325
      Tenants security deposit payable                                                              1,266                  (128)
                                                                                                ----------           -----------
                                                 Total adjustments                                643,479                74,389

                                                                                                ----------           -----------
Net cash flow provided by (used in) operating activities:                                         566,632                37,057
                                                                                                ----------           -----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Acquisiton of fixed assets                                                                     (291,612)                    -
                                                                                                ----------           -----------
Net cash (used in) investing activities                                                          (291,612)                    0
                                                                                                ----------           -----------

Cash flow from financing activities:
  Principal reduction of long-term debt                                                          (152,411)              (32,801)
  Capital distributions to partners                                                                     0                     0
                                                                                                ----------           -----------
Net cash (used in) financing activities                                                          (152,411)              (32,801)
                                                                                                ----------           -----------

Net increase (decrease) in cash                                                                   122,609                 4,256

Cash at beginning of period                                                                       300,521                38,050
                                                                                                ----------           -----------

Cash at end of period                                                                         $   423,130          $     42,306
                                                                                                ==========           ===========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
      Interest expense                                                                        $   125,600          $    101,575
        State franchise tax                                                                   $       800          $        800



THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF THESE FINANCIAL STATEMENTS.

                         VENETIAN PARK ASSOCIATES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2000


1)       BASIS OF PRESENTATION

         SEE THE FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999 FOR APPROPRIATE DISCLOSURE TO THE FINANCIAL STATEMENTS. THE FINANCIAL STATEMENTS INCLUDED IN THE 10-Q OMIT SUBSTANTIALLY ALL DISCLOSURES.

2)       ADJUSTING ENTRIES

         ALL ADJUSTMENTS WHICH ARE NECESSARY FOR A FAIR PRESENTATION OF THE FINANCIAL STATEMENTS HAVE BEEN MADE TO THE FINANCIAL STATEMENTS PRESENTED. ALL SUCH ADJUSTMENTS ARE OF A NORMAL RECURRING NATURE.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

GENERAL

Operating income for the quarter ending March 31, 2000 was $471,689 vs. $404,638, a jump of $67,051. Net income this year through March 31 was a net loss of $76,847 vs. a net loss of $37,332 during the corresponding period last year, an increase of $39,515 due to an ongoing property refurbishing program.

The scheduled monthly rent roll for March, 2000, was $164,093 vs. $158,105 at the same time last year, an increase of $5,988. With the Property's exterior more than 50% painted coupled with a long-awaited improvement in the Stockton rental market, rental losses (vacancies, net delinquencies and rental discounts) were slashed by $50,965 from $85,548 during last year's first quarter to $34,583 this year through March 31. When I visited the Property on April 5, 2000, only 11 apartments were available for rent out of a total 295 units. A good part of the vacancy loss cut was directly attributable to refurbishing with refinancing proceeds several of the out-of-service apartments we could not afford to repair prior to such refinancing.

Exclusive of expenses incurred for the refurbishing program, operating expenses during the first quarter of this year were $298,516 vs. $254,443 during the first quarter last year, an increase of $44,073. Almost half of this increase was attributable to replacement costs incurred in refurbishing out-of-service apartments.

Debt service on the new loan was $138,418 during this year's first quarter vs. $141,059 on the old loan during last year's first quarter, a decrease of $2,641.

Cash in the bank March 31, 2000 was $423,130 (including $104,365 in tenant refundable security deposits) vs. $139,980 at the same time the year before. Also, as noted on the enclosed Balance Sheet, $741,601 is being held by the lender in the repair escrow account. This figure represents 125% of the funds remaining to complete the rehabilitation program.

Due to steady rains during the first quarter of this year, the roofing work was halted from time to time. Presently, roofs covering 34 units have been completed. With good weather underway, the roofing contractor anticipates that the work will be complete within four months. Likewise, painting was delayed but is now proceeding at a rapid pace and should be completed by mid to late May.

While our original budget estimate for paving, seal coating and restriping the driveways and parking areas was $132,000, we've have managed to negotiate a contract with one of the leading local paving companies for approximately $80,000. The savings have enabled us to budget for a maintenance shop addition attached to one of the existing structures (freeing an apartment used for that purpose) and expand and redecorate the rental office. At the same time, we will have additional funds to cover part or all of dry rot repair beneath the old roofs which, by necessity and custom, was not included in the roofing bid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)


LIQUIDITY AND CAPITAL RESOURCES

Cash distribution in the amount of $5.75 per each 1/6041 Partnership Interest or a total of $34,735.75 was distributed to the partners of Venetian Park Associates on April, 2000 representing cash flow from normal operations (excludes rehabilitation expenditures.)

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

                                          VENETIAN PARK ASSOCIATES, LTD.
                                            (A California Limited Partnership)



DATED:   MAY 10, 2000                       BY /s/ NORMAN JACOBSON
                                              ------------------------------
                                              NORMAN JACOBSON
                                              GENERAL PARTNER