Form 10-Q
period 2000-06-30
VENETIAN PARK ASSOCIATES LTD
filed 2000-08-09
CIK 745345

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                               COMMISSION FILE
JUNE 30, 2000                                                  NO. 0-11980


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

                      -------------------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / /.

INDICATE THE NUMBER OF SHARES (UNITS) OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK (UNITS) AS OF THE LATEST PRACTICABLE DATE (APPLICABLE ONLY TO CORPORATE ISSUER) 6,041 LIMITED PARTNERSHIP UNITS ISSUED AND OUTSTANDING.

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                       PAGE NO.
                                                                       --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS:

                  BALANCE SHEETS .....................................     3-4

                  STATEMENTS OF OPERATIONS ...........................     5-6

                  STATEMENTS OF CHANGES IN PARTNERS' EQUITY ..........       7

                  STATEMENTS OF CASH FLOWS ...........................       8

                  NOTES TO FINANCIAL STATEMENTS ......................       9

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..    10-11

PART II.  OTHER INFORMATION .........................................       12

SIGNATURE ...........................................................       13


                          PART I. FINANCIAL INFORMATION

                        VENETIAN PARK ASSOCIATES, LTD.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                    ASSETS

                                                JUNE 30,      DECEMBER 31,
                                                 2000             1999
                                              -----------     ------------
                                              (UNAUDITED)      (AUDITED)
CURRENT ASSETS:

    CASH ...................................   $  268,439     $  300,521
    TENANTS' RENTS RECEIVABLE ..............        4,103          3,356
    OTHER RECEIVABLES AND DEPOSITS .........          342        214,670
    PREPAID EXPENSES .......................          772         17,250
                                               ----------     ----------
      TOTAL CURRENT ASSETS .................      273,656        535,797

RESTRICTED DEPOSITS & FUNDED RESERVES:

    MORTGAGE ESCROW DEPOSITS ...............       63,112         45,261
    RESERVE FOR REPLACEMENTS ...............      673,118        835,460
                                               ----------     ----------
      TOTAL RESTRICTED DEPOSITS & RESERVES..      736,230        880,721

FIXED ASSETS, NET ..........................    6,773,021      6,446,296

OTHER ASSETS:

    PREPAID LOAN FEES ......................      140,840        148,318
    DEPOSITS ...............................        4,956              0
      TOTAL OTHER ASSETS ...................      145,796        148,318

TOTAL ASSETS ...............................   $7,928,703     $8,011,132
                                               ==========     ==========

THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF THESE FINANCIAL STATEMENTS.

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                        LIABILITIES AND PARTNERS' EQUITY

                                              JUNE 30,     DECEMBER 31,
                                                2000           1999
                                            -----------    ------------
                                            (UNAUDITED)     (AUDITED)
CURRENT LIABILITIES:
    ACCOUNTS PAYABLE & ACCRUED EXPENSES     $   45,896     $   65,619
    ACCOUNTS PAYABLE - CONTRUCTION ....        258,882              0
    ACCRUED INTEREST ..................         42,456         42,456
    TENANTS' PREPAID RENTS ............         11,405          6,428
    TENANTS' SECURITY DEPOSITS ........         96,291         96,825
    CURRENT PORTION OF LONG TERM DEBT .        192,430        192,430
                                            ----------     ----------
      TOTAL CURRENT LIABILITIES .......        647,360        403,758

OTHER LIABILITIES:

    MORTGAGE PAYABLE - 1ST TRUST DEED .      6,081,677      6,247,163
                                            ----------     ----------
      TOTAL OTHER LIABILITIES .........      6,081,677      6,247,163

PARTNERS EQUITY .......................      1,199,666      1,360,211

TOTAL LIABILITIES AND PARTNERS EQUITY .     $7,928,703     $8,011,132
                                            ==========     ==========

THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF THESE FINANCIAL STATEMENTS.
                                                                              4

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               THREE MONTHS   THREE MONTHS
                                                  ENDED          ENDED
                                                 JUNE 30,       JUNE 30,
                                                  2000           1999
                                               ------------   ------------
OPERATING REVENUE:

    RENTAL INCOME .........................     $ 455,461      $ 404,309
    OTHER RENTAL AND INTEREST INCOME ......        18,333         10,455
                                                ---------      ---------
        TOTAL OPERATING REVENUE ...........       473,794        414,764
                                                ---------      ---------
OPERATING EXPENSES:

    REPAIR AND MAINTENANCE ................       140,183         99,786
    UTILITIES .............................        39,103         47,216
    MANAGERS SALARIES .....................        52,748         57,289
    MANAGEMENT FEES .......................        27,896         20,738
    GENERAL AND ADMINISTRATIVE ............        30,228         36,883
    REAL PROPERTY TAXES AND INSURANCE .....        33,742         33,694
    FINANCIAL EXPENSES ....................       125,343        110,050
    DEPRECIATION ..........................        69,771         69,586
    AMORTIZATION ..........................         3,739            236
                                                ---------      ---------
        TOTAL OPERATING EXPENSES ..........       522,753        475,478
                                                ---------      ---------
NET INCOME (LOSS) FROM OPERATIONS .........     $ (48,959)     $ (60,714)
                                                =========      =========
NET INCOME (LOSS) FROM OPERATIONS
(6,041 LIMITED PARTNERSHIP UNITS ISSUED
AND OUTSTANDING)...........................     $   (8.10)     $  (10.05)
                                                =========      =========

THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF THESE FINANCIAL STATEMENTS.

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                SIX MONTHS       SIX MONTHS
                                                  ENDED            ENDED
                                                 JUNE 30,         JUNE 30,
                                                   2000             1999
                                               -----------      -----------
OPERATING REVENUE:

    RENTAL INCOME ........................     $   908,797      $   789,475
    OTHER RENTAL AND INTEREST INCOME .....          36,686           29,927
                                               -----------      -----------
        TOTAL OPERATING REVENUE ..........         945,483          819,402

OPERATING EXPENSES:

    REPAIR AND MAINTENANCE ...............         263,899          154,651
    UTILITIES ............................          89,435           94,354
    MANAGERS SALARIES ....................         112,304          110,717
    MANAGEMENT FEES ......................          51,473           41,059
    GENERAL AND ADMINISTRATIVE ...........          87,632           91,326
    REAL PROPERTY TAXES AND INSURANCE ....          67,483           67,389
    FINANCIAL EXPENSES ...................         252,046          218,308
    DEPRECIATION .........................         139,542          139,172
    AMORTIZATION .........................           7,478              472
                                               -----------      -----------
        TOTAL OPERATING EXPENSES .........       1,071,292          917,448

NET INCOME (LOSS) FROM OPERATIONS ........     $  (125,809)     $   (98,046)
                                               ===========      ===========
NET INCOME (LOSS) PER UNIT
(6041 LIMITED PARTNERSHIP UNITS ISSUED
AND OUTSTANDING)..........................     $    (20.83)     $    (16.23)
                                               ===========      ===========

THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF THESE FINANCIAL STATEMENTS.

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          STATEMENT OF PARTNER'S EQUITY
                                   (UNAUDITED)

                                                  SIX MONTHS
                                                    ENDED
                                                   JUNE 30,
                                                     2000
                                                 -----------
BALANCE AT JANUARY 1, 2000 ...................   $ 1,360,211
NET INCOME (LOSS) ............................      (125,809)
CASH DISTRIBUTIONS ...........................       (34,736)
                                                 -----------
  BALANCE AT JUNE 30, 2000....................   $ 1,199,666
                                                 ===========

THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF THESE FINANCIAL STATEMENTS.

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              SIX MONTHS     SIX MONTHS
                                                                 ENDED         ENDED
                                                                JUNE 30,      JUNE 30,
                                                                 2000           1999
                                                              ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES: NET INCOME/(LOSS) .     $(125,809)     $ (98,046)
                                                              ---------      ---------
ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION .......................       147,020        139,644
    CHANGE IN ASSETS - (INCREASE) DECREASE:
      TENANTS' RENTS RECEIVABLE .........................          (747)           783
      INSURANCE RECEIVABLES .............................             0        120,626
      OTHER RECEIVABLES AND DEPOSITS ....................       214,328         (1,405)
      PREPAID EXPENSES ..................................        16,478          7,715
      RESTRICTED DEPOSITS AND RESERVES ..................       144,491         (5,205)
      DEPOSITS ..........................................        (4,956)        (1,934)
    CHANGE IN LIABILITIES - INCREASE (DECREASE):
      ACCOUNTS PAYABLE AND ACCRUED EXPENSES .............       (19,723)       (96,306)
      ACCOUNTS PAYABLE - CONSTRUCTION ...................       258,882              0
      TENANTS PREPAID RENTS .............................         4,977          6,739
      TENANTS SECURITY DEPOSIT PAYABLE ..................          (534)         3,819
                                                              ---------      ---------
         TOTAL ADJUSTMENTS ..............................       760,216        174,476
                                                              ---------      ---------
NET CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES:       634,407         76,430
                                                              ---------      ---------
CASH FLOW FROM INVESTING ACTIVITIES:

  ACQUISITON OF FIXED ASSETS ............................      (466,267)            --
                                                              ---------      ---------
NET CASH (USED IN) INVESTING ACTIVITIES .................      (466,267)             0
                                                              ---------      ---------

CASH FLOW FROM FINANCING ACTIVITIES:

  PRINCIPAL REDUCTION OF LONG-TERM DEBT .................      (165,486)       (66,210)

  CAPITAL DISTRIBUTIONS TO PARTNERS .....................       (34,736)             0
                                                              ---------      ---------
NET CASH (USED IN) FINANCING ACTIVITIES .................      (200,222)       (66,210)
                                                              ---------      ---------

NET INCREASE (DECREASE) IN CASH .........................       (32,082)        10,220
CASH AT BEGINNING OF PERIOD .............................       300,521         38,050
                                                              ---------      ---------
CASH AT END OF PERIOD ...................................     $ 268,439      $  48,270
                                                              =========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  CASH PAID DURING THE YEAR FOR:
    INTEREST EXPENSE ....................................     $ 250,943      $ 203,794

    STATE FRANCHISE TAX .................................     $     800      $     800

THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF THESE FINANCIAL STATEMENTS.

                         VENETIAN PARK ASSOCIATES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2000

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

GENERAL

Operating income for the six months ended June, 2000 was $945,483 vs. $819,402 during the corresponding period last year, a hike of $126,081 or 15.39%. Net spendable this year through June 30 was a negative cash flow of $125,809 vs. a negative cash flow of $98,046 during the first six months of 1999, an increase in negative cash flow of $103,791 due to the $111,720 building exterior painting.

The scheduled monthly rent roll for June, 2000 was $166,403 vs. $160,380 at the same time last year, an increase of $6,023 or 3.76%. Additional rent increases are ongoing as leases expire and "street rents" have recently been increased by approximately 10%. Rental losses (vacancies, net delinquencies and rental discounts) have been slashed by $84,285 or 53.5% on a year-to-year basis:
$73,242 this year through June 30 vs. $157,527 last year through the same date, a good measure of rapidly improving rental conditions and results of the project's restoration.

Operating expenses during the 2000 first half were $1,071,292 vs. $917,448 during the corresponding period last year, an increase of $153,844. Although utility costs declined by $4,919, repairs and maintenance were up by $109,248 during the first half of this year compared to the same period last year due to the building exterior painting cost of $111,720.

Utilities declined because of a gas credit of $4,000 in May due to an overcharge in estimated billing. Variable expenses were reduced due to decreases in advertising, accounting fees and landscaping work. Repairs and maintenance were cut mainly due to decreases in plumbing expenses and carpentry supplies. Fixed expenses increased this year because of payroll and property insurance costs. Management fees were higher because rental income increased. Replacements went up due to carpet/flooring replacements and three new air conditioner unit replacements

On June 30, 2000 the Property's cash accounts stood at $268,439 (including $101,066 in tenant refundable security deposits). As noted above, the Property's first trust deed holder is holding $634,419 of our money in a repair escrow account (such funds are released only when each job or phase of each job is complete). Therefore, cash plus the interest bearing escrow account containing our funds amounts to $903,054. Of this amount, as of June 30, 2000, our payables for roof work in progress, the balance of the paving contract and accounts payables were $300,274. This would leave us with cash accounts of $576,445 provided we have paid for all work completed and the balance of the repair escrow funds were in our own bank account. Frustrating at this time is the fact that Reilly Mortgage Company, the loan servicing agent, drags its feet for two weeks or longer before they release funds with which we reimburse the Partnership for monies expended for the rehabilitation work.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Presently, the following major jobs have been completed: Complete exterior painting, 90% of the paving, 100% of the maintenance shop and rental office addition, 90% of the redecoration of the rental office and club house and 35.6% of the roof replacement, a total of 105 units completed. Because of delays in replacement of air conditioning ducts on the roof (not originally budgeted for) and the City of Stockton's requirement that certain metal ladders on the roofs be replaced (not originally budgeted for) the roof replacement program is only
35.6 % complete. If the roofing contractor remains on schedule, it is anticipated that the job will be completed during August of this year.

TOTAL WORK INITIALLY BUDGETED AMOUNTED TO $666,368; HOWEVER, WE WILL BE OVER BUDGET BY $46,308, THE INCREASE ATTRIBUTABLE TO UNEXPECTED REQUIREMENTS BY THE CITY OF STOCKTON AND THE MANDATORY AIR CONDITIONING DUCT REPLACEMENTS. IT IS FAIR TO MENTION, THOUGH, THAT THE AMOUNT OVER BUDGET WOULD'VE BEEN MORE HAD WE NOT SAVED $53,034 IN PAVING AND PAINTING COSTS.

As anticipated, the renewal of the Property's aesthetic appearance by virtue of the painting and repaving has put a brake on move-outs and enabled us to reduce our vacancy factor for the year-to-year date to 7.41%. When I visited the Property on July 12, 2000, only 12 apartments (approximately 4% of the total) were available for rent.

LIQUIDITY AND CAPITAL RESOURCES

Although we have booked a cash flow this year in excess of $21,211 (excluding depreciation & amortization expenses) of which more than 70% was generated in the second quarter, the Partnership's accountants suggest that we delay distributions until the end of third quarter at which time the extensive roof replacement job will be complete. The reason for this is that the lender, who is holding $634,419 of our refinancing proceeds until the job is complete, requires that we pay for the roof work as invoices are submitted which is BEFORE they release our funds. To place this in better perspective, we pay the roofers by the number of UNITS completed, but the lender will only release funds based on BUILDINGS completed. There are 40 buildings in the project and 12 are completed.

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

                                 VENETIAN PARK ASSOCIATES, LTD.
                                  (A CALIFORNIA LIMITED PARTNERSHIP)



DATED:   AUGUST 7, 2000            BY   /s/ NORMAN JACOBSON
                                      --------------------------------------
                                            NORMAN JACOBSON
                                            GENERAL PARTNER