Form 10-Q/A
period 2000-03-31
VENETIAN PARK ASSOCIATES LTD
filed 2000-09-11
CIK 745345

                                   FORM 10Q/A

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


                                      INDEX


                                                                                                    PAGE NO.
                                                                                                    --------

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS:

                  BALANCE SHEETS                                                                       3-4

                  STATEMENTS OF OPERATIONS                                                               5

                  STATEMENTS OF CHANGES IN PARTNERS' EQUITY                                              6

                  STATEMENTS OF CASH FLOWS                                                               7

                  NOTES TO FINANCIAL STATEMENTS                                                          8

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                                   9-10

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.                           10

PART II.  OTHER INFORMATION                                                                             11

SIGNATURE                                                                                               12

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

Cash distribution in the amount of $5.75 per each 1/6041 Partnership Interest or a total of $34,735.75 was distributed representing cash flow from normal operations (excludes rehabilitation expenditures.)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The partnership purchased an existing Apartment Complex with a total of 295 units comprised of four separate apartment projects operated under Section 221(d)(4) of the National Housing Act. The partnership is economically dependent on the Stockton, California rental market.

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

                                          VENETIAN PARK ASSOCIATES, LTD.
                                            (A CALIFORNIA LIMITED PARTNERSHIP)



DATED:   SEPTEMBER 11, 2000                BY /s/ NORMAN JACOBSON
                                              ------------------------------
                                              NORMAN JACOBSON
                                              GENERAL PARTNER