Form 10-Q/A
period 2000-06-30
VENETIAN PARK ASSOCIATES LTD
filed 2000-09-11
CIK 745345

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


                                      INDEX

                                                                               PAGE NO.
                                                                               --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS:

                  BALANCE SHEETS ...............................................    3-4

                  STATEMENTS OF OPERATIONS .....................................    5-6

                  STATEMENTS OF CHANGES IN PARTNERS' EQUITY ....................      7

                  STATEMENTS OF CASH FLOWS .....................................      8

                  NOTES TO FINANCIAL STATEMENTS ................................      9

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. ............  10-11

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...     11


PART II.  OTHER INFORMATION ....................................................     12

SIGNATURE ......................................................................     13

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

Utilities declined because of a gas credit of $4,000 in May due to an overcharge in estimated billing. Variable expenses were reduced due to decreases in advertising, accounting fees and landscaping work. Repairs and maintenance were cut mainly due to decreases in plumbing expenses and carpentry supplies. Fixed expenses increased this year because of payroll and property insurance costs. Management fees were higher because rental income increased. Replacements went up due to carpet/flooring replacements and three new air conditioner unit replacements.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The partnership purchased an existing Apartment Complex with a total of 295 units comprised of four separate apartment projects operated under Section 221(d)(4) of the National Housing Act. The partnership is economically dependent on the Stockton California rental market.

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

                                 VENETIAN PARK ASSOCIATES, LTD.
                                  (A CALIFORNIA LIMITED PARTNERSHIP)



DATED:   SEPTEMBER 11, 2000        BY   /s/ NORMAN JACOBSON
                                      --------------------------------------
                                            NORMAN JACOBSON
                                            GENERAL PARTNER