Form 10-Q
period 2000-09-30
VENETIAN PARK ASSOCIATES LTD
filed 2000-10-26
CIK 745345

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                                   COMMISSION FILE
SEPTEMBER 30, 2000                                                   NO. 0-11980


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

                               REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                      INDEX

                                                                                           PAGE NO.
PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS:

                  BALANCE SHEETS                                                              3-4

                  STATEMENTS OF OPERATIONS                                                    5-6

                  STATEMENTS OF CHANGES IN PARTNERS' EQUITY                                     7

                  STATEMENTS OF CASH FLOWS                                                      8

                  NOTES TO FINANCIAL STATEMENTS                                                 9

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                         10-11

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.                  11


PART II.  OTHER INFORMATION                                                                    12

SIGNATURE                                                                                      13

                         PART I. FINANCIAL INFORMATION

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                     ASSETS

                                                     September 30,    December 31,
                                                          2000           1999
                                                      (unaudited)     (audited)
                                                       ----------     ----------
CURRENT ASSETS:

   Cash                                                $  181,680     $  300,521
   Tenants' Rents Receivable                                2,592          3,356
   Other Receivables and Deposits                         101,826        214,670
   Prepaid Expenses                                        30,714         17,250

                                                       ----------     ----------
    TOTAL CURRENT ASSETS                                  316,812        535,797
                                                       ----------     ----------

RESTRICTED DEPOSITS & FUNDED RESERVES:

   Mortgage Escrow Deposits                                55,780         45,261
   Reserve for Replacements                               559,053        835,460

                                                       ----------     ----------
    TOTAL RESTRICTED DEPOSITS & RESERVES                  614,833        880,721
                                                       ----------     ----------

Fixed Assets, Net                                       6,715,985      6,446,296

OTHER ASSETS:

   Prepaid Loan Fees, Net                                 137,101        148,318
   Deposits                                                 5,834              0

                                                       ----------     ----------
    TOTAL OTHER ASSETS                                    142,935        148,318
                                                       ----------     ----------

                                                       ----------     ----------
TOTAL ASSETS                                           $7,790,565     $8,011,132
                                                       ==========     ==========


The accompanying notes are an intergral part of these Financial Statements.    3

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                        LIABILITIES AND PARTNERS' EQUITY


                                                       September 30,  December 31,
                                                           2000          1999
                                                        (unaudited)    (audited)
                                                        -----------   ----------
CURRENT LIABILITIES:

   Accounts Payable & accrued expenses                  $   75,152    $   65,619
   Accounts Payable - Contruction                          116,813             0
   Accrued Interest                                         42,456        42,456
   Tenants' Prepaid Rents                                    8,976         6,428
   Tenants' Security Deposits                               98,223        96,825
   Current Portion of Long Term Debt                       192,430       192,430

                                                        ----------    ----------
     TOTAL CURRENT LIABILITIES                             534,050       403,758
                                                        ----------    ----------

OTHER LIABILITIES:

   Mortgage Payable - 1st Trust Deed                     6,068,339     6,247,163

                                                        ----------    ----------
     TOTAL OTHER LIABILITIES                             6,068,339     6,247,163
                                                        ----------    ----------

Partners Equity                                          1,188,176     1,360,211

                                                        ----------    ----------
TOTAL LIABILITIES AND PARTNERS EQUITY                   $7,790,565    $8,011,132
                                                        ==========    ==========


The accompanying notes are an intergral part of these Financial Statements.    4

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                          THREE MONTHS       THREE MONTHS
                                                             ENDED              ENDED
                                                          September 30,      September 30,
                                                              2000               1999
                                                          -------------      -------------
Operating Revenue:

   Rental Income                                           $ 464,869           $ 426,508
   Other Rental and Interest Income                           19,915              17,643
                                                           ---------           ---------

   TOTAL OPERATING REVENUE                                   484,784             444,151
                                                           ---------           ---------

Operating Expenses:

   Repair and Maintenance                                     81,736             54,932
   Utilities                                                  52,698             51,362
   Managers Salaries                                          53,472             53,834
   Management Fees                                            26,584             22,194
   General and Administrative                                 47,689             55,615
   Real Property Taxes and Insurance                          36,608             34,257
   Financial Expenses                                        123,977            108,187
   Depreciation                                               69,771             69,586
   Amortization                                                3,739                236
                                                           ---------           ---------

   TOTAL OPERATING EXPENSES                                  496,274            450,203
                                                           ---------           ---------

NET INCOME (LOSS) FROM OPERATIONS                          $ (11,490)         $  (6,052)
                                                           ---------           ---------

NET INCOME (LOSS) FROM OPERATIONS
(6,041 Limited Partnership units issued and outstanding)   $   (1.90)         $   (1.00)
                                                           ---------           ---------


The accompanying notes are an intergral part of these Financial Statements.    5

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          NINE MONTHS   NINE MONTHS
                                                             ENDED         ENDED
                                                         September 30,  September 30,
                                                              2000          1999
                                                          -----------   ------------
Operating Revenue:

   Rental Income                                          $ 1,373,666    $ 1,215,983
   Other Rental and Interest Income                            56,601         47,570

                                                          -----------   ------------
      TOTAL OPERATING REVENUE                               1,430,267      1,263,553
                                                          -----------   ------------

Operating Expenses:

   Repair and Maintenance                                     345,635        209,583
   Utilities                                                  142,133        145,716
   Managers Salaries                                          165,776        164,551
   Management Fees                                             78,057         63,253
   General and Administrative                                 135,321        146,941
   Real Property Taxes and Insurance                          104,091        101,646
   Financial Expenses                                         376,023        326,495
   Depreciation                                               209,313        208,758
   Amortization                                                11,217            708

                                                          -----------   ------------
      TOTAL OPERATING EXPENSES                              1,567,566      1,367,651



NET INCOME (LOSS) FROM OPERATIONS                         $  (137,299)   $  (104,098)
                                                          ===========    ===========


NET INCOME (LOSS) PER UNIT
(6041 Limited Partnership units issued and outstanding)   $    (22.73)   $    (17.23)
                                                          ===========    ===========


The accompanying notes are an intergral part of these Financial Statements.    6

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                         STATEMENT OF PARTNER'S EQUITY
                                  (Unaudited)


                                                                         NINE MONTHS
                                                                            ENDED
                                                                        September 30,
                                                                             2000
                                                                        ------------
   Balance at January 1, 2000                                           $  1,360,211
   Net income (loss)                                                        (137,299)
   Cash Distributions                                                        (34,736)
                                                                        ------------
     BALANCE AT SEPTEMBER 30, 2000                                      $  1,188,176
                                                                        ============


The accompanying notes are an intergral part of these Financial Statements.    7

                         VENETIAN PARK ASSOCIATES, LTD.
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                           NINE MONTHS   NINE MONTHS
                                                              ENDED         ENDED
                                                          September 30,  September 30,
                                                               2000          1999
                                                          -------------  -------------
Cash flows from operating activities: Net Income/(Loss)     $(137,299)   $(104,098)
                                                            ---------    ---------

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:

   Depreciation and amortization                              220,530      209,466
   Change in assets - (increase) decrease:
     Tenants' rents receivable                                    764         (970)
     Insurance receivables                                          0      120,626
     Other receivables and deposits                           112,844       (2,258)
     Prepaid expenses                                         (13,464)     (18,556)
     Restricted deposits and reserves                         265,888      (12,401)
     Deposits                                                  (5,834)     (15,624)
   Change in liabilities - increase (decrease):
     Accounts payable and accrued expenses                      9,533      (84,442)
     Accounts payable - construction                          116,813            0
     Tenants prepaid rents                                      2,548        2,582
     Tenants security deposit payable                           1,398        6,947
                                                            ---------    ---------
         Total adjustments                                    711,020      205,370

                                                            ---------    ---------
Net cash flow provided by (used in) operating activities:     573,721      101,272
                                                            ---------    ---------

Cash flow from investing activities:
  Acquisiton of fixed assets                                 (479,002)          --
                                                            ---------    ---------
Net cash (used in) investing activities                      (479,002)           0
                                                            ---------    ---------

Cash flow from financing activities:
  Principal reduction of long-term debt                      (178,824)    (100,287)
  Capital distributions to partners                           (34,736)           0
                                                            ---------    ---------
Net cash (used in) financing activities                      (213,560)    (100,287)
                                                            ---------    ---------
Net increase (decrease) in cash                              (118,841)         985

Cash at beginning of Period                                   300,521       38,050
                                                            ---------    ---------
Cash at end of Period                                       $ 181,680    $  39,035
                                                            =========    =========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
     Interest expense                                       $ 377,126    $ 304,689
      State franchise tax                                   $     800    $     800


The accompanying notes are an intergral part of these Financial Statements.    8

                         VENETIAN PARK ASSOCIATES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

GENERAL

OPERATING INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30TH MUSHROOMED BY $166,714 FROM $1,263,553 LAST YEAR THROUGH SEPTEMBER 30TH TO $1,430,267 THIS YEAR THROUGH THE SAME DATE. AT THE SAME TIME, A NET LOSS OF $137,299 WAS BOOKED DURING THE PERIOD OF JANUARY 2000 THROUGH SEPTEMBER 2000 VS. A NET LOSS OF $104,098 LAST YEAR DURING THE SAME PERIOD.

ON SEPTEMBER 30, 2000 THE SCHEDULED MONTHLY RENT ROLL WAS $170,026 VS. $161,390 AT THE SAME TIME LAST YEAR, AN INCREASE OF $8,636 OR 5.35%. DESPITE THE RENT INCREASES, RENTAL LOSSES (VACANCIES, NET DELINQUENCIES AND RENTAL DISCOUNTS) PLUMMETED TO $113,043 FROM $211,769 THE YEAR BEFORE, A REDUCTION OF $98,727 OR 46.62%. KEEP IN MIND THAT SIGNIFICANT RENT INCREASES HAVE RECENTLY BEGUN AND CAN ONLY TAKE EFFECT WHEN LEASES ARE RENEWED OR WHEN NEW TENANTS MOVE IN. THE FULL EFFECT OF THE CURRENT RENT INCREASE PROGRAM AND THE RESULTS THEREFROM WILL BECOME MORE EVIDENT DURING THE NEXT FOUR TO SIX MONTHS.

OPERATING EXPENSES THIS YEAR THROUGH SEPTEMBER 30TH WERE $1,567,566 VS. $1,367,651 DURING THE CORRESPONDING PERIOD LAST YEAR, AN INCREASE OF $199,915 DUE PRIMARILY TO THE $111,720 BUILDING EXTERIOR PAINTING AND INCREASES IN CERTAIN FIXED EXPENSES, REPLACEMENTS AND REPAIRS/MAINTENANCE. HOWEVER, VARIABLE EXPENSES WERE TRIMMED DUE TO DECREASES IN ADVERTISING, ACCOUNTING FEES, LEGAL FEES AND LANDSCAPE COSTS. AT THE SAME TIME WE RECEIVED A GAS CREDIT FROM THE UTILITY COMPANY IN THE AMOUNT OF $4,000 FOR A PREVIOUS OVERCHARGE OF ESTIMATED BILLING.

DEBT SERVICE THIS YEAR ON THE REFINANCED FIRST MORTGAGE LOAN WAS $415,254 VS. $422,940 LAST YEAR DURING THE SAME PERIOD, A $7,686 DECREASE.

ON SEPTEMBER 30, 2000, THE PARTNERSHIP'S CASH ACCOUNTS STOOD AT $181,680 VS. $300,521 LAST YEAR AT THE SAME TIME. IN ADDITION, ON SEPTEMBER 30, 2000, WE HAD $614,833 IN THE PROPERTY'S REPLACEMENT RESERVE ACCOUNT PLUS IMPOUND FOR PROPERTY TAXES AND INSURANCE. NOT INCLUDED IN THE CASH ACCOUNT FIGURE IS THE AMOUNT STILL BEING HELD BY THE LENDER TO ASSURE COMPLETION OF THE ROOF REPLACEMENT AND CEMENT REPAIRS. THE AMOUNT BEING HELD BACK IS $501,300. THIS MEANS THAT WHEN THE 15 REMAINING ROOFS OF THE TOTAL 40 ARE COMPLETED AND THE CEMENT WORK IS FINISHED, THE LENDER WILL RETURN TO US APPROXIMATELY $350,000. AS DESCRIBED PREVIOUSLY, THE ROOF COMPLETION PROGRAM IS A SLOW AND ARDUOUS PROCESS AND, WE BELIEVE, MORE COMPLEX AND TIME CONSUMING THAN THE ROOFING CONTRACTOR ANTICIPATED.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MEANWHILE, WITH THE PAINTING AND PAVING COMPLETE, THE PROPERTY LOOKS TERRIFIC AND SUSTAINED A VACANCY FACTOR OF ONLY 4.97% DURING SEPTEMBER 2000. SHOULD PRESENT TRENDS CONTINUE, AND WE HAVE NO REASON TO EXPECT THEY WON'T, WE ANTICIPATE EVEN HIGHER OCCUPANCY RATES AND INCREASED RENTS IN THE NEAR FUTURE.

LIQUIDITY AND CAPITAL RESOURCES

WHILE ANTICIPATING THE COMPLETION OF THE 15 REMAINING ROOFS AND THE $501,300 CASH HELD BY THE LENDER TO BE RELEASE IN THE NEAR FUTURE, VENETIAN PARK ASSOCIATES LTD., HAS DECLARED A CASH DISTRIBUTION IN THE AMOUNT OF $18 PER UNIT. TOTAL CASH DISTRIBUTIONS OF $108,738 ARE SCHEDULED TO BE RELEASE IN OCTOBER 2000. THIS BRINGS DISTRIBUTIONS IN 2000 TO A TOTAL OF $143,474.


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

                                      VENETIAN PARK ASSOCIATES, LTD.
                                      (A CALIFORNIA LIMITED PARTNERSHIP)



DATED:   OCTOBER 23, 2000             BY /s/ NORMAN JACOBSON
                                        ---------------------------------
                                          NORMAN JACOBSON
                                          GENERAL PARTNER