Form 10-K
period 2000-12-31
VENETIAN PARK ASSOCIATES LTD
filed 2001-02-26
CIK 745345

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2000

Commission File Number 0-11980

VENETIAN PARK ASSOCIATES, LTD.
(A LIMITED PARTNERSHIP)
(Exact name of registrant as specified in its charter)

California	95-3887496
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3250 Ocean Park Blvd., Suite 380
Santa Monica, CA 90405
(Address of principal executive offices, including Zip Code)

Registrant's telephone number, including area code:
(310) 450-6866

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Units of Limited Partnership Interest
(Title of class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  /x/  No / /

    The Registrant has no voting stock. The Registrant's outstanding securities consist of units of limited partnership interest which have no readily ascertainable market value since there is no immediate public trading market for these securities on which to base a calculation of aggregate market value.

Venetian Park Associates, Ltd. (A Limited Partnership)

Contents

		Page
PART I
Item 1.	Business	2–4
Item 2.	Properties	4
Item 3.	Legal Proceedings	4
Item 4.	Submission of Matters to a Vote of Security Holders	4
PART II
Item 5.	Market Price of and for Registrant's Common Equity and Related Stockholder Matters	5
Item 6.	Selected Financial Data	5
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	5–7
Item 8.	Financial Statements and Supplementary Information	7–17
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	18
PART III
Item 10.	Directors and Executive Officers of the Partnership	18–19
Item 11.	Executive Compensation	19
Item 12.	Security Ownership of Certain Beneficial Owners and Management	21
Item 13.	Certain Relationships and Related Transactions	21
PART IV
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	22–24
	Signatures	25

Part I

Item 1—Business:

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

Amenities

  •
  Clubhouse (includes exercise room with universal gym and sauna)
  •
  Extensive network of canals, waterways and fountains
  •
  Individually-metered central forced-air conditioning and heating in each unit
  •
  Built-in electric ranges and ovens
  •
  Dishwashers in all apartments
  •
  Refrigerators in all apartments
  •
  Garbage disposals
  •
  Washer and dryer in each apartment
  •
  209 units with fireplaces
  •
  Dining rooms with wet bar in all villas and townhouses
  •
  Three swimming pools
  •
  One tennis court with access to seven additional courts and 18 night-lighted courts across Pershing Avenue
  •
  Wall-to-wall carpets and drapes
  •
  Large walk-in closets
  •
  Outside storage units in each apartment
  •
  Laundry rooms

Apartment Mix

Number	Type	Sq. Ft. Ea.	Total Sq. Ft.
60	Studios	510	30,600
92	1-bedroom, 1 bath	694	63,848
48	2-bedroom, 1 bath	900	43,200
72	2-bedroom, 2 bath	1,080	77,760
12	2-bedroom, 2 bath (Villa)	1,282	15,384
11	2-bedroom, 2.5 bath (Townhouse)	1,420	15,620

295	TOTAL LIVABLE SQUARE FOOTAGE		246,412

Venetian Park Apartments
Scheduled Gross Income
Beginning January, 2001

Rental Rates

Type	Sq. Ft. Ea.	Current Rents
Studio, 1 Bath	510	$395–$535
1 Bedroom, 1 Bath	694	$490–$625
2 Bedroom, 1 Bath	900	$525–$685
2 Bedroom, 2 Bath	1,080	$545–$735
2 Bedroom, 2 Bath (Villa)	1,282	$720–$875
2 Bedroom, 2.5 Bath (Townhouse)	1,420	$675–$1,000
Scheduled monthly rents		$182,668
Scheduled monthly rents × 12 months		$2,192,016
Laundry income		$24,000
Miscellaneous income (1)		$35,000
Interest income		$12,000
Total scheduled gross revenues		$2,263,016

(1)
Net security deposit forfeitures plus late charges and miscellaneous income.

Item 2—Properties:

Loan Information

Venetian Park Apartments

    Registrant's only property is a 295-unit apartment complex (herein the "Property") consisting of 41 buildings on a 16.44 acre site at 1540, 1555 and 1560 Mosaic Way and 4841 North Pershing Avenue, Stockton, California, and commonly known as the Venetian Park Apartments. The Property is subject to encumbrances, consisting of a first trust deed note totaling $6,300,000 at December 31, 2000. The outstanding loan balance at December 31, 2000 is $6,247,163. The General Partners believe that the foregoing Property is adequately covered by insurance. Also, at this time there are proposed programs for renovation and improvements of the property. The registrant refinanced and consolidated the property's four trust deed notes into one trust deed note on December 1, 2000. As per the loan covenants $835,460 was withheld from the escrow and deposited into the reserve for replacement account. The reserve for replacement account has a balance of $386,975 as of December 31, 2000.

FIRST TRUST DEED INFORMATION

Monthly payments:	$46,139
Interest rate:	7.98%
Amortization schedule:	30 years
Year due and payable:	December 1, 2009
Loan balance when due:	$5,524,377
First trust deed holder:	Reilly Mortgage Group, Inc.

Item 3—Legal Proceedings:

    None

Item 4—Submission of matters to a vote of Security Holders:

    None

Part II

Item 5—Market for Registrant's Common Equity and Related Stockholders Matters:

    The Limited Partnership Units have limited transferability and no established public trade market has developed or is expected to develop in the future.

    There were approximately 502 holders of Limited partnership Units at December 31, 2000, holding 6,041 Limited Partnership Units of Registrant. Although the General Partners have an equity interest in Registrant, they were not issued units. The general partners own 61 units, giving the partnership a total of 6,102 partner units.

    During 2000, the Registrant paid $143,459 or $23.75 per unit; during 1999, paid $0; and during 1998, paid $60,410 or $10 per unit. Additionally, the Registrant paid the General Partners the following distributions: $1,449, $0 and $608 for 2000, 1999 and 1998, respectively.

Item 6—Selected Financial Data:

YEAR	OPERATIONAL DATA		BALANCE SHEET DATA
	Net Revenues	Net Income (Loss)	Net Income (Loss) per Ltd. Partner Unit	Total Assets	Total Long-term Debt
2000	$1,961,063	$(118,714)	$(19.65)	$7,669,114	$6,247,163
1999	1,696,973	(162,324)	(26.87)	8,011,132	6,439,593
1998	1,610,999	(85,730)	(14.19)	7,172,848	5,332,629
1997	1,506,921	(332,327)	(54.46)	7,273,875	5,440,034
1996	1,622,281	(13,062)	(2.14)	7,757,031	5,555,954
1995	1,590,577	(188,611)	(30.91)	7,837,361	5,663,545

Per Unit Limited Partner
Cash Distributions

2000	$23.75
1999	0
1998	10.00
1997	0
1996	0

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations:

    Operating revenue for 2000 was $1,961,063, an improvement of $264,090 (15.56%) when compared to the 1999 operating revenue of $1,696,973 and an increase of $85,974 (5.33%) when compared to $1,610,999 for 1998. Net spendable for 2000 was $17,112 vs. $69,434 in 1999, a decline of $52,322 or (75.36%). When compared to the 1998 net spendable of ($170,434), the net spendable generated in 2000 was $187,606 (110.04%) higher. Operating income in 2000 reflects the write off of the reimbursed portion of the Insurance Receivables—Fire Rent Loss of $38,016.

    The scheduled gross monthly rental for December 2000 was $162,890, $6,153 (3.93%) more than the December 1999 rent roll of $156,737 and (7.10%) higher than the December 1998 rent roll of $152,097. Aggregate rental loss (vacancies, net delinquencies and rental discounts) for 2000 of $291,856 is a reduction of $6,710 or (2.25%) when compared to 1999's rental loss of $298,566. As mentioned above, 2000's rental loss includes the $38,016 unreimbursed insurance-fire rent loss, which was written off to vacancies. The Property's higher occupancy rate is due in large part to improved economic conditions in the Stockton area. When the buildings are painted and the other work completed, Venetian will reap the benefits of such improvements with lower operating expenses and further increase in occupancy rates.

    Operating expenses during 2000 were $1,275,200 vs. $1,112,384 in 1999, an increase of $162,816 (14.64%). When compared to 1998's operating expenses of $977,070, 2000's operating expenses have increased by $298,130 (30.51%). The operating expense increase was due to an increase in expenditures in repairs and maintenance and replacements.

    The Property's cash accounts at the end of 2000, 1999 and 1998, respectively, were $428,623, $300,521 and $135,283. Only part of the refinancing proceeds were in the Partnership's capital bank accounts due to holdbacks required by the lender to insure completion of the rehabilitation work. On January 13, 2001, Reilly Mortgage Group, the lender, released $94,056 from the Repair Escrow total of $835,460. As of February 8, 2001, the painters have completed painting 62 units which is 22% of the total job. In addition, the roof replacement along with the repair and re-plastering of one of the Property's three swimming pools are underway.

Analysis of Cash Flows:

Operating Activities:

    The Partnership had a cash flow from operating activities of $552,418, $68,521, and $104,097 for each of the three years in the period ended December 31, 2000, respectively. The increase of the cash flow is mainly due to the reduction in receivables and deposits and the increased balance in contracts payable.

Financing Activities:

    The principal repayment of the long-term debt remained consistent over the three-year period until the last month of 2000 when the loan was refinanced.

    On December 1, 2000, the escrow closed for the new First Trust Deed Loan in the amount of $6,300,000 payable $46,139.38 monthly including fixed-rate interest of 7.98% amortized for 30 years and due in 10 years. The prior loans' monthly payments including mortgage insurance were $47,019. We retired loans with balances of $5,173,951 whose combined interest rate plus mortgage insurance averaged approximately 8%.

    The former loan holders released $223,018 which had been held in the Property's FHA Replacement Reserve Account. That amount combined with net cash through escrow and a property tax refund enabled us to have on hand $428,623 after retirement of the Property's laundry equipment and short-term credit loan in January 2001.

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

    There were cash distributions to partners in 2000 but no distribution in 1999 to recover from the negative cash flow in 1998. The Partnership declared and paid a distribution in January 1998 for the 1997 year. The distributions to partners were $144,908, $0 and $61,018 for each of the three-year period ended December 31, 2000, respectively.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk:

    In the ordinary course of business, the Company is exposed to the impact of interest changes. The Company uses fixed rate debt to limit the impact of interest rate changes on its results from operations and cash flows. The following table provides a summary of principal cash flows and related interest rates by fiscal year of maturity.

	Year of Maturity
	2001	2002	2003	2004	2005	Thereafter	Total
Fixed rate:
Principal	$57,211	$61,948	$67,075	$72,629	$78,641	$5,909,659	$6,247,163
Interest rate	7.98%	7.98%	7.98%	7.98%	7.98%	7.98%	7.98%

Item 8—Financial Statements and Supplementary Information:

    The Registrant's Financial Statements for the periods ended December 31, 2000, 1999 and 1998 follow.

Independent Auditors' Report

To Venetian Park Associates, Ltd.
Santa Monica, California

    We have audited the accompanying balance sheets of Venetian Park Associates, Ltd. (A Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity, and cash flows for each of the years in the three year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venetian Park Associates, Ltd. (A Limited Partnership) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2000, in conformity with generally accepted accounting principles.

              /s/ BLOCK, PLANT, EISNER, FIORITO & BELAK-BERGER

Encino, California
January 31, 2001

Venetian Park Associates, Ltd. (A Limited Partnership)

Balance Sheets

	December 31,
	2000	1999
ASSETS
Current assets:
Cash	$428,623	$300,521
Tenants' rents receivable	2,371	3,356
Prepaid expenses	20,476	17,250
Other receivables and deposits	342	214,670

Total current assets	451,812	535,797

Restricted deposits and funded reserves:
Mortgage escrow deposits	32,811	45,261
Reserve for replacements	386,975	835,460

Total restricted deposits and funded reserves	419,786	880,721

Fixed assets, net	6,661,808	6,446,296

Other assets:
Prepaid loan fees, net of accumulated amortization of $16,142 in 2000 and $1,246 in 1999	132,821	148,318
Deposits	2,887	—

Total other assets	135,708	148,318

Total assets	$7,669,114	$8,011,132

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of long-term debt	$57,211	$192,430
Accounts payable—trade and accrued expenses	177,259	65,619
Accrued interest	42,456	42,456
Tenants' prepaid rents	6,798	6,428

Total current liabilities	283,724	306,933

Other liabilities:
Long-term debt, net of current portion	6,189,952	6,247,163
Tenants' security deposits	98,848	96,825

Total other liabilities	6,288,800	6,343,988

Commitments and contingencies	—	—

Partners' equity	1,096,590	1,360,211

Total liabilities and partners' equity	$7,669,114	$8,011,132

The accompanying notes are an integral part of these financial statements.

Venetian Park Associates, Ltd. (A Limited Partnership)

Statements of Operations

	Years ended December 31,
	2000	1999	1998
Revenues:
Rental income	$1,877,299	$1,631,307	$1,548,750
Other income	58,245	56,219	55,151
Interest income	25,519	9,447	7,098

	1,961,063	1,696,973	1,610,999

Expenses:
Administrative	280,529	274,910	263,785
Utilities	615,052	196,579	190,979
Operating and maintenance	196,808	469,817	354,746
Taxes and insurance	182,811	171,078	167,560
Financial expense	501,938	448,633	440,372
Depreciation and amortization	302,639	298,280	279,287

	2,079,777	1,859,297	1,696,729

Net loss	$(118,714)	$(162,324)	$(85,730)

Net (loss) per limited partner units (6,041 units issued and outstanding)	$(19.65)	$(26.87)	$(14.19)

The accompanying notes are an integral part of these financial statements.

Venetian Park Associates, Ltd. (A Limited Partnership)

Statements of Changes in Partners' Equity

	General Partners (61 units)	Limited Partners (6,041 units)	Total (6,102 units)
Balance, December 31, 1997	$15,123	$1,593,142	$1,608,265
December 31, 1998:
Net loss	(857)	(84,873)	(85,730)
Distribution to partners	—	—	—

Balance, December 31, 1998	14,266	1,508,269	1,522,535
December 31, 1999:
Net loss	(1,623)	(160,701)	(162,324)
Distribution to partners	—	—	—

Balance, December 31, 1999	12,643	1,347,568	1,360,211
December 31, 2000:
Net loss	(1,187)	(117,527)	(118,714)
Distribution to partners	(1,449)	(143,458)	(144,907)

Balance, December 31, 2000	$10,007	$1,086,583	$1,096,590

The accompanying notes are an integral part of these financial statements.

Venetian Park Associates, Ltd. (A Limited Partnership)

Statements of Cash Flows

	Years ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net (loss)	$(118,714)	$(162,324)	$(85,730)

Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	302,639	298,280	279,287
Change in assets—(increase) decrease:
Tenants' rents receivable	984	(1,046)	469
Insurance receivables	—	158,642	(158,642)
Prepaid expenses	(3,226)	8,410	(1,641)
Restricted deposits and reserves	—	(39,007)	(21,050)
Other receivables and deposits	256,702	(87,944)	(713)
Change in liabilities—increase (decrease):
Accounts payable and accrued expenses	111,640	(32,213)	16,041
Accrued expenses—fire damage	—	(82,281)	82,281
Tenants' prepaid rents	370	430	4,722
Tenants' security deposit payable	2,023	7,574	(10,927)

Total adjustments	671,132	230,845	189,827

Net cash flow provided by operating activities	552,418	68,521	104,097

Cash flows from investing activities:
Acquisition of fixed assets	(502,654)	(122,200)	(21,233)
Release of escrow deposits	—	46,542	—
Release of reserve for replacements	—	176,436	—
Refinance funding reserve for replacements	415,674	(835,460)	—

Net cash (used in) investing activities	(86,980)	(734,682)	(21,233)

Cash flows from financing activities:
Proceeds from refinance of mortgage	—	6,300,000	—
Payoff of debt from refinance of mortgage	—	(5,173,914)	—
Proceeds of short-term loan	—	125,000	18,000
Principal reduction of long-term debt	(192,429)	(144,122)	(125,405)
Capital distributions to partners	(144,907)	—	—
Loan fees from refinance of mortgage	—	(149,564)	—
Good faith deposit for refinance	—	(126,000)	—

Net cash (used in) provided by financing activities	(337,336)	831,400	(107,405)

Net increase (decrease) in cash	128,102	165,239	(24,541)
Cash at beginning of year	300,521	135,282	159,823

Cash at end of year	$428,623	$300,521	$135,282

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest expense	$501,938	$442,204	$413,382
State franchise tax	800	800	800

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

  Cash and cash equivalents:

    For purposes of the statements of cash flows, the Partnership considers all unrestricted investment instruments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2000, 1999 and 1998, there were no cash equivalents.

  Concentration of credit risk:

    The Partnership maintains its cash in bank deposit accounts which exceed federally insured limits. The Partnership has not experienced any losses in such accounts. The Partnership believes it is not exposed to any significant credit risk on cash.

  Fixed assets and depreciation:

    Fixed assets are stated at cost. Depreciation is provided on the straight-line and accelerated methods over estimated useful lives which range from 5 to 35 years. The fixed assets are pledged as collateral for the mortgage note payable. Maintenance, repairs and minor renewals are expensed as incurred.

  Amortization:

    Prepaid loan fees are being amortized on a straight-line basis over the term of the loans, 10 years. Previous loan fees have been written off.

  Income taxes:

    Income or loss of the partnership is allocated 1% to the general partners and 99% to the limited partners, which represents their respective ownership interests in the partnership. No income tax provision has been included in the financial statements since income or loss of the partnership is required to be reported by the respective partners on their income tax returns. California imposes an annual minimum franchise tax.

  Advertising costs:

    The Partnership's policy is to expense advertising costs when incurred. The advertising costs for 2000, 1999 and 1998 were expensed in the amount of $30,975, $35,782 and $32,121, respectively.

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

  Long-term debt:

    The carrying amount of this item is recorded at historical cost. The estimated fair value is based on quoted market prices obtained from dealers.

    The carrying/commitment amount and fair value of the Partnership's financial instruments at December 31, 2000 and 1999 are as follows:

	December 31, 2000
	Carrying/ Commitment Amount	Fair Value
Cash and cash equivalents	$428,623	$428,623
Long-term debt	$6,247,163	$6,247,163

	December 31, 1999
	Carrying/ Commitment Amount	Fair Value
Cash and cash equivalents	$300,521	$300,521
Long-term debt	$6,439,593	$6,439,593

    The fair value estimates presented are based on pertinent information available to management as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since such dates, and current estimates of fair value may differ significantly from the amounts presented.

  Reserve for replacements:

    The lender also required reserve for replacement funds to be maintained by the mortgagee for the mortgagor to cover major expenditures of the project for replacements. The disbursement from the lender established fund requires lender approval.

	2000	1999
The activity was as follows:
Balance, beginning of year	$835,460	$166,672
Deposits—monthly	77,900	23,075
Deposit from escrow (lender established fund)	—	835,460
Interest earned, net of service charge	12,385	5,316
Interest withdrawals	—	(5,316)
Replacement expenditures	(538,770)	(13,311)
Release due to refinance	—	(176,436)

Balance, end of year	$386,975	$835,460

  Mortgage escrow deposits account:

    The mortgage escrow deposits account is also maintained by the mortgagee for the mortgagor for the future payment of insurance and taxes. Payments to the account are included with the monthly mortgage payments. The activity was as follows:

	2000	1999
Balance, beginning of year	$45,261	$62,560
Deposits—monthly	136,096	146,463
Deposits from escrow	—	45,261
Disbursements:
Property taxes	(107,594)	(105,547)
Hazard and mortgage insurance	(40,952)	(56,934)
Release due to refinance	—	(46,542)

Balance, end of year	$32,811	$45,261

  Fixed assets, net:

    Fixed assets consist of the following:

	2000	1999
Land	$1,158,278	$1,158,278
Buildings and improvements	10,178,056	9,684,217
Furniture and fixtures	342,642	332,190

	11,678,976	11,174,685
Less accumulated depreciation	5,017,168	4,728,389

	$6,661,808	$6,446,296

Long-term debt:

  Mortgage payable:

    The Partnership has a 30 year amortized fixed rate mortgage at 7.98% per annum due in 10 years dated November 24, 1999 in the face amount of $6,300,000 payable in monthly installments of $46,139 including principal and interest beginning on January 1, 2000 and due and payable in full on December 1, 2009. The mortgage loan is recorded at fair value. The note is secured by a first trust deed on the land and buildings. Under an agreement with the mortgage lender, the Project is required to make monthly escrow deposits for property insurance and taxes.

  Maturities:

    Long term debt maturing during the next five years is as follows:

Year ending December 31,
2001	$57,211
2002	61,948
2003	67,075
2004	72,629
2005	78,641
Beyond five years	5,909,659

Total long-term debt due	6,247,163
Less current portion	57,211

$6,189,952

  Related party transactions:

    Norman Jacobson, a general partner of the partnership, is also an officer and the sole shareholder of Norman Jacobson Realty Resources, Inc. Norman Jacobson Realty Resources, Inc. (NJRR) received a management fee for its services equal to 3% of the project's net revenues for the current year. NJRR was paid management fees and reimbursed out of pocket expenses totaling $78,211, $69,252 and $57,840 for the years ended December 31, 2000, 1999 and 1998, respectively.

    The General Partners received cash compensation from the partnership totaling $39,097 in 2000 and $33,803 in 1999 and $31,961 in 1998 consisting of project management fees equal to 2% of the project's net revenues for each year.

  Distributions to limited and general partners:

    The Partnership declared and paid the following distributions in the amount of $144,908, $0 and $0 for the years ended December 31, 2000, 1999 and 1998, respectively.

  Commitments and contingencies:

    On December 1, 2000 the Partnership refinanced and consolidated the original four HUD insured mortgage loans into one FHA mortgage loan. As part of the refinance arrangement, certain loan restrictions were required. The mortgagor withheld out of escrow $835,460 for reserve for replacements. The repair completion exhibit outlined five major repairs to be made, asphalt driveways, parking lots, concrete walkways, prepare and paint all building exteriors and replace all building roofs. As of November, 1999, the Partnership had contracted to have the roofs replaced and the building repainted for a cost of $366,600 and $104,500. As of December 31, 2000, all painting has been completed. Roof replacements are approximately 85% complete and management is confident in the completion in mid 2001.

    The projects electricity is provided by a publically owned utility. Recent statewide power supply shortages have threatened the viability of non-municipal owned utilities in their ability to supply power and maintain future consistent rates. The effect on the operations of Venetian Park Associates, Ltd. is unknown at this time.

Venetian Park Associates, Ltd. (A Limited Partnership)

Supplemental Financial Information

	Three months ended
	12/31/00	09/30/00	06/30/00	03/31/00	12/31/99	09/30/99	06/30/99	03/31/99
Total operating revenue	$530,796	$484,784	$473,794	$471,689	$433,420	$444,151	$404,638	$414,764
Operating expenses
Financing expenses	125,915	123,977	125,343	126,703	122,138	108,187	108,258	110,050
Other operating expenses	386,299	372,297	397,410	421,833	369,508	342,016	333,712	365,428

Total operating expenses	512,214	496,274	522,753	548,536	491,646	450,203	441,970	475,478
Net income (loss) from operations	18,582	(11,490)	(48,959)	(76,847)	(58,226)	(6,052)	(37,332)	(60,714)
Net income (loss) per unit	3.07	(1.90)	(8.10)	(12.72)	(9.64)	(1.00)	(6.18)	(10.05)

6,041 Limited Partnership units issued and outstanding

Item 9—Disagreements with Accountants on Accounting and Financial Disclosure:

    There have been no disagreements with accountants on any matters of financial statement presentation or related disclosures.

Part III

Item 10—Directors and Executive Officers:

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

Item 11—Executive Compensation:

    During the year ended December 31, 2000, the General Partners (see Item 13) received cash compensation from Registrant totaling $39,097 consisting of project management fees. Norman Jacobson received $25,608 and Theodore J. Weill received $13,488.

    Also, during the year ended December 31, 2000, one of the General Partners and his affiliate, Norman Jacobson Management Co. (see Item 13) received cash compensation from Registrant totaling $78,211 consisting of project management fees and reimbursement for out-of-pocket expenses.

    The following table summarizes the types, estimated amounts and recipients of compensation that will or may be paid to the General Partners or their affiliates from and after January 1, 2000:

Person Receiving Compensation	Type of Compensation	Amount Paid
General Partners:	Interest in distributions from operations	An interest equal to 1% of cash distributions from operations.
Norman Jacobson		None
Theodore Weill		None
General Partners	Subordinated interests in distributions
Estimated maximum amounts An interest equal to 25% (less amounts received by the General Partners by virtue of their 1% interest in the Partnership) of the undistributed cash amounts resulting from the sale or refinance of the Partnership Property remaining after payment to investors of an amount equal to 100% of their original capital contributions plus an 8% cumulative annual, noncompounded return thereon less prior distributions from the Partnership.
General Partners or one or more real estate brokers affiliated with the General Partners	Subordinated Real Estate Commissions (payable if recipient performs services related to resales of Partnership Properties)
Equal to an amount not to exceed one-half of the acquisition fees which could be paid during the Acquisition Period, but only after return of the Limited Partners' capital contributions and (unless previously paid through distributions) 6% per annum cumulative non-compounded return thereon.

GeneralPartners: NormanJacobson Theodore J. Weill	Property management fee
HUD approval contract provides for 5% of the net revenues of the Property. The Partnership paid approximately 2% of net revenues, $39,097 for the year ended December 31, 2000, which was paid to the General Partners: $25,608 to Norman Jacobson and $13,488 to Theodore J. Weill; and
Norman Jacobson Management Co., an affiliate of one of the General Partners respon-sible for management of the property		3% of net revenues ($58,645) for the year ended December 31, 2000 was paid to Norman Jacobson Management Co.

Item 12—Security Ownership of Certain Beneficial Owners and Management:

    Registrant has no directors or officers but is managed by the General Partners. At December 31, 2000, neither of the General Partners owned any of the outstanding Limited Partnership Units nor did any person known to the General Partners own 5% or more of the outstanding Limited Partnership Units.

Item 13—Certain Relationships:

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

Part IV

Item 14—Exhibits, Financial Statement, Schedules and Reports on Form 8-k:

(a)
Exhibits

    None

(b)
Financial Statements

    The following financial statements are included in Item 8:

    Independent Auditors' Report

    Balance Sheets as of December 31, 2000 and 1999

    Statements of Operations for the years ended December 31, 2000, December 31, 1999 and December 31, 1998.

    Statements of changes in partners' equity for the years ended December 31, 2000, December 31, 1999, and December 31, 1998.

    Statements of cash flows for the years ended December 31, 2000, December 31, 1999, and December 31, 1998.

    Notes to Financial Statements

(c)
The following financial statement schedules follow:

Page
Independent auditors' report on financial statement schedules	25
Schedule XI—Real Estate and Accumulated Depreciation	26
(d)
Reports on form 8-k

    None

Independent Auditors' Report on Supporting Schedules

To Venetian Park Associates, Ltd.
Santa Monica, California

    Under date of January 31, 2001, we reported on the balance sheets of Venetian Park Associates, Ltd. (A California Limited Partnership) as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 2000, which are included in Item 8 of this annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed in Item 14 of this annual report on Form 10-K. The financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

    In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

              /s/ BLOCK, PLANT, EISNER, FIORITO & BELAK-BERGER

Encino, California
January 31, 2001

Venetian Park Associates, Ltd. (A Limited Partnership)

Schedule XI—Real Estate and Accumulated Depreciation

December 31, 2000

				Costs capitalized acquisition subsequent to acquisition
			Initial cost to Partnership (A)
			Building and improvements
Description	Encumbrances	Land		Improvements
Apartment complex	$6,247,163	$1,158,278	$9,771,898	$748,800

Gross amount of which was carried at close of period (D)
	Land	Buildings and improvements	Total	Accumulated depreciation
	$1,158,278	$10,520,698	$11,678,976	$5,017,168

	Year of construction		1976-1978
	Fiscal year acquired		1983
	Life on which depreciation in latest statement of operations is computed		5-35 years
(A)	The initial cost to the Partnership represents the original purchase price of the property.
(B)	Reconciliation of real estate owned for 2000, 1999 and 1998:
		2000	1999	1998
	Balance at beginning of period	$11,174,685	$11,052,485	$11,031,252
	Additions during period	504,291	122,200	21,233

	Balance at close of period	$11,678,976	$11,174,685	$11,052,485

(C)	Reconciliation of accumulated depreciation for 2000, 1999 and 1998:
	Balance at beginning of year	$4,728,389	$4,449,304	$4,170,961
	Additions during period:
	Depreciation expense	288,779	279,085	278,343

		$5,017,168	$4,728,389	$4,449,304
	Deductions during period:
	Accumulated depreciation on real estate sold or improvements written off	—	—	—
	Balance at close of year	$5,017,168	$4,728,389	$4,449,304

(D)	Aggregate cost of real estate at December 31, 2000 for Federal income tax purposes is $11,678,976.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENETIAN PARK ASSOCIATES, LTD. A California Limited Partnership
Date:	February 9, 2001	By:	/s/ THEODORE J. WEILL Theodore J. Weill General Partner

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 22, 2001	By:	/s/ NORMAN JACOBSON Norman Jacobson General Partner

QuickLinks

Venetian Park Associates, Ltd. (A Limited Partnership) Contents
Geographical Data Venetian Park Apartments
Property Description Venetian Park Apartments 1540, 1555 and 1560 Mosaic Way and 4841 N. Pershing Avenue Stockton, California
Venetian Park Apartments Scheduled Gross Income Beginning January, 2001 Rental Rates
Loan Information Venetian Park Apartments
Per Unit Limited Partner Cash Distributions
Venetian Park Associates, Ltd. (A Limited Partnership) Balance Sheets
Venetian Park Associates, Ltd. (A Limited Partnership) Statements of Operations
Venetian Park Associates, Ltd. (A Limited Partnership) Statements of Changes in Partners' Equity
Venetian Park Associates, Ltd. (A Limited Partnership) Statements of Cash Flows
Venetian Park Associates, Ltd. (A Limited Partnership) Notes to Financial Statements
Venetian Park Associates, Ltd. (A Limited Partnership) Schedule XI—Real Estate and Accumulated Depreciation
SIGNATURES